Form 10QSB
period 1999-06-30
COSTPLUSFIVE COM
filed 2000-04-11
CIK 1087329

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549
FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1999

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


COMMISSION FILE NUMBER 0-26349



                                 COMPUTERXPRESS.COM, INC.
                    ------------------------------------------
              (Exact name of registrant as specified in its charter)



          Nevada                                  86-0853156
----------------------------------
----------------------------------
(State or other jurisdiction of               (IRS Employer  Identification
No.)
 incorporation or organization)


79811 "A" Country Club Drive
Bermuda Dunes, CA                                      92201


--------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

COSTPLUSFIVE.COM, INC., aka STOP-N-SOCK, LTD.
--------------------------------------------------------------
Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required
to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during
the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---  ---
The number of shares of the registrant's common stock as of June 30, 1999:
19,842,000 shares.

Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                ---  ---

                              TABLE OF CONTENTS
                              -----------------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet
(b)      Statement of Income
(c)      Statement of Cashflows
(d)      Statement of Shareholders' Equity
(e)      Notes to Financial Statements

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Item 3.  Risks

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K
None

SIGNATURES

FINANCIAL DATA SCHEDULE




[CAPTION]
                              COMPUTERXPRESS.COM, INC.
                                  BALANCE SHEET
                     June 30, 1999 (UNAUDITED) AND MARCH 31, 1999


                                     ASSETS

                                                   June 30,999   March 31, 1999
                                                   ------------
--------------
                                                   (unaudited)       (audited)
CURRENT ASSETS
  Cash and Cash Equivalents                         $    9,112      $      210
  Accounts Receivables                                  11,297               -
  Inventory                                             29,245               -
  Prepaid Expenses                                       5,515               -
                                                    ----------      ----------
Total Current Assets                                    55,169             210
                                                    ----------      ----------

Property & Equipment, net                                6,915          22,500
                                                    ----------      ----------
OTHER ASSETS
  Notes Receivable  - common stock                                     525,000
  Site   Golf Driving range                                            860,555
  Goodwill                                              36,000
                                                    ----------      ----------
Total Other Assets                                      36,000       1,385,555
                                                    ----------      ----------

Total Assets                                        $   98,084      $1,408,265
                                                    ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                  $     1,260     $
 -

  Accrued Expenses                                        2,410         357,497

  Advances from officers                                      -         352,826

  Loan Payable                                            8,119         562,500

  Debentures payable                                                     50,000

                                                    -----------     -----------

Total Current Liabilities                                11,789       1,322,823

                                                    -----------     -----------
LONG-TERM LIABILITIES
  Long-term Notes Payable                                62,502
  -

STOCKHOLDERS' EQUITY
  Common Stock; $0.001 Par Value, 50,000,000 Shares

   Authorized; Issued and Outstanding 19,842,000         19,842          19,842

  Additional Paid in Capital                          2,653,606       2,721,003
  Accumulated Deficit                                (2,649,655)
(2,655,403)

                                                    -----------     -----------

Total Stockholders' Equity                               23,793          85,442

                                                    -----------     -----------


Total Liabilities and Stockholders' Equity          $    98,084     $ 1,408,265

                                                    ===========     ===========

[CAPTION]
COMPUTERXPRESS.COM, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
JUNE 30,1999 AND 1998 (UNAUDITED)

Three Months Ended

June 30, 1999

----------------------------
                                                                      1999
         1998

------------    ------------

(unaudited)     (unaudited)

Sales                                                             $
175,064    $          -

Cost of Sales
128,846               -

------------    ------------
Gross Profit (Loss)
46,218               -
EXPENSES
  General and Administrative
40,470        14,358

------------    ------------
Net Income (Loss)                                                 $
5,748    $  (14,358)

============    ============
Basic Income (Loss) Per Share                                    $
0.0000      (0.0007)

============    ============
Weighted Average Number of
 Shares Outstanding
19,842,000      19,842,000

============    ============

COMPUTERXPRESS.COM, INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED
JUNE 30, 1999 (UNAUDITED) AND 1998 (UNAUDITED)

                                                       Three Months  Ended
                                                            June 30,

                                                  -----------------------------
                                                     1999              1998

                                                  -----------       -----------

                                                  (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                               $     5,748       $(
14,358 )

Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation and amortization                         1,231

  Non-cash Transactions

  Changes in operating assets and liabilities:
    Accounts receivable                               (11,297)

    Inventory                                         (29,245)

    Prepaid expense                                   ( 5,515)

    Checks issued in excess of cash                        --

    Accounts payable                                    1,260

    Accrued expenses                                    2,410

    Loan payable                                        8,119






                                                  -----------       -----------
Net cash used by operating activities                ( 27,289)         (
14,358)

                                                  -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures


                                                  -----------       -----------
Net cash used by Investing Activities:                     -
 -

                                                  -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Issuance of Common Stock                    -

  Capital Contribution                                  7,800

  Convertible Notes Payable                            74,000

  Other advances                                           --


  Loans and Advances from related parties             272,887            14,358

                                                  -----------       -----------

Net Cash provided by financing activities             354,687            14,358

                                                  -----------       -----------
Increase (Decrease) in Cash and
  Cash Equivalents                                $   327,398       $

Cash and Cash Equivalents, Beginning of Period         26,878


                                                  -----------       -----------

Cash and Cash Equivalents, End of Period          $   354,276       $        --

                                                  -----------       -----------
COMPUTERXPRESS.COM, INC.
Statements of Stockholders' Equity

                                                            Additional
                                    Common       Stock      Paid In
Accumulated       Total
                                    Shares       Amount     Capital     Defict
                                    ------       ------     -------
----------      -------


Balance, March 31, 1998             1,850,000    $ 1,850   $  200,097
$(252,321)    $(   50,374)



Stocks issued   504 (d)             2,998,000      2,998      788,402
  --         791,400



Restricted stocks issued           14,994,000     14.994    1.732,504
(2,403,082)     (  655,584)

                                   ----------     -------   ----------
----------      ----------
Balance, March 31, 1999            19,842,000     19,842    2,721,003
(2,655,403)          85,442


Net Income   June 30, 1999
5,748

Adjustment                                                   (67,397)

                                  -----------   --------   ----------
---------     -----------
(Unaudited)
Balance, June 30, 1999             19,842,000   $ 19,842   $2,653,606
$(2,649,555)  $     85,442
                                  ===========   ========   ==========
=========     ============


[CAPTION]
COMPUTERXPRESS.COM, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDING JUNE 30, 1999

NOTE 1 - BASIS OF PREPARATION

 The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended March 31, 1999 included in the Company's report on form 10-K.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Plant and Equipment and Depreciation - Plant and equipment as of June 30, 1999 consists primarily of generators, computers, furniture and fixtures, and they are stated at cost. Depreciation is provided over the estimated useful asset lives using the straight-line method over 5-7 years for all equipment and furniture.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - The Company classifies all highly liquid debt instruments, readily convertible to cash and purchased with maturity of three months or less at date of purchase, as cash equivalents. The Company had no cash equivalents at March 31, 1999.

Earnings (Loss) per share - The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended March 31, 1999 has been calculated in accordance with SFAS No. 128. Prior periods earnings per share data have been recalculated as necessary to conform prior years data to SFAS No. 128. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share in the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings per share (i.e. increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.

Deferred Taxes - There are no material differences between the accounting methods used for financial and tax purposes. The Company has sustained losses in recent years and has a large net operating loss carryforward. No deferred taxes are reflected in these financial statements.

Depreciation - Depreciation is provided over the estimated useful asset lives using the straight-line method over five to seven years for all equipment and furniture. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Expenditures for major improvements that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS WHICH ARE BASED ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.

The Company overall generated $0 in revenues in the three months ended
June 30, 1998, compared to revenues of $175,064 in the three months ended June 30, 1999. Management attributes this increase to the commencement of its e-commerce operations.

Liquidity and Capital Resources

At June 30, 1999, the Company had a working capital surplus of $43,380 as compared to a working capital deficit on March 31, 1999 or $(1,322,613). The decrease is primarily attributable to the elimination of debt associated with the golf driving range property and the payoff of debentures.

Net cash used in operating activities was $51,184 for the three months ended June 30, 1999, compared to the utilization of $159,194 of cash for the same period last year.

The Company does not anticipate that it will have any problems in meeting its obligations for continuing fixed expenses, materials procurement or operating labor.


The Company does not anticipate that it will have any problems in meeting its obligations for continuing fixed expenses, materials procurement or operating labor.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings

On June 18, 1999, the Company filed a lawsuit in federal court for the Central District of California, Case No. 99-06010RAP(MANx), against Investor's Equity Corp., Wall Street Trading Group, and others, seeking to cancel 3,400,000 common shares the company issued on a promissory note to defendants. Defendants filed counterclaim for breach of contract, defamation, fraud, and securities violations. As of June 30, 1999, the Company was still prosecuting the lawsuit.

Item 2.  Changes in securities and use of proceeds            NONE

Item 3.  Defaults on senior securities                        NONE

Item 4.  Submission of items to a vote                        NONE

Item 5.  Other information                                    NONE

Item 6.

 a)      Exhibits                                             NONE
 b)      Reports on 8K                                        NONE

SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ComputerXpress.com, Inc.


   Dated: April 7, 2000               By:     FRANK SCIVALLY
                                        ---------------------------
                                          Frank Scivally, President

[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              3-MOS
[FISCAL-YEAR-END]                          MAR-31-1999
[PERIOD-START]                             JUN-30-1999
[PERIOD-END]                               SEP-30-1999
[CASH]                                               0
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                55,169
[PP&E]                                          0
[DEPRECIATION]                                   1,801
[TOTAL-ASSETS]                                  98,084
[CURRENT-LIABILITIES]                           11,789
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                         23,793
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                     98,084
[SALES]                                         178,828
[TOTAL-REVENUES]                                178,828
[CGS]                                            31,456
[TOTAL-COSTS]                                    46,216
[OTHER-EXPENSES]                                 38,479
[LOSS-PROVISION]                                      0
[INTEREST-EXPENSE]                                1,991
[INCOME-PRETAX]                                   5,746
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                               5,746
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                      5,746
[EPS-BASIC]                                       (.00)
[EPS-DILUTED]                                     (.00)