Form 10QSB
period 1999-09-30
COSTPLUSFIVE COM
filed 2000-04-11
CIK 1087329

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

The number of shares of the registrant's common stock as of September 30, 1999:
19,842,000 shares.

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K
None

SIGNATURES

FINANCIAL DATA SCHEDULE







[CAPTION]
COMPUTERXPRESS.COM, INC.
BALANCE SHEET
SEPTEMBER 30, 1999 (UNAUDITED) AND MARCH 31, 1999

                                     ASSETS
                                                 Sept.30,1999   March 31,
1999

-------------  --------------

                                                    (unaudited)       (audited)
CURRENT ASSETS
  Cash and Cash Equivalents                         $   90,765      $      210
  Accounts Receivables                                  39,485               -
  Inventory                                             42,179               -
  Prepaid Expenses                                       7,160               -
                                                    ----------      ----------
Total Current Assets                                   179,589             210
                                                    ----------      ----------

Property & Equipment, net                               92,112          22,500
                                                    ----------      ----------
OTHER ASSETS
  Notes Receivable  - common stock                                     525,000
  Site   Golf Driving range                                            860,555
  Goodwill                                              36,000
                                                    ----------      ----------
Total Other Assets                                      36,000       1,385,555
                                                    ----------      ----------

Total Assets                                        $  307,701      $1,408,265
                                                    ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                  $    13,404     $
 -

  Accrued Expenses                                       28,704         357,497

  Advances from officers                                 34,281         352,826

  Loan Payable                                            7,100         562,500

  Debentures payable                                                     50,000

                                                    -----------     -----------

Total Current Liabilities                                83,489       1,322,823

                                                    -----------     -----------
LONG-TERM LIABILITIES
  Long-term Notes Payable                                61,257
  -

STOCKHOLDERS' EQUITY
  Common Stock; $0.001 Par Value, 50,000,000 Shares

   Authorized; Issued and Outstanding 19,842,000         19,842          19,842

  Additional Paid in Capital                          2,721,003       2,721,003
  Accumulated Deficit                                (2,577,890)
(2,655,403)

                                                    -----------     -----------

Total Stockholders' Equity                              162,955          85,442

                                                    -----------     -----------


Total Liabilities and Stockholders' Equity          $   307,701     $ 1,408,265

                                                    ===========     ===========

[CAPTION]

                              COMPUTERXPRESS.COM, INC.
                             STATEMENT OF OPERATIONS
                    FOR THE THREE AND SIX MONTHS ENDED
              SEPTEMBER 30 1999 (UNAUDITED) AND 1998 (UNAUDITED)

                                       Six  Months Ended               Three
Months Ended
                                          September 30,
September 30,
                                  ----------------------------
----------------------------
                                      1999            1998            1999
         1998
                                  ------------    ------------
------------    ------------
                                   (unaudited)     (unaudited)
(unaudited)     (unaudited)


Sales                             $    542,486    $          -    $
376,422    $          -



Cost of Sales                          175,451               -
                -
                                  ------------    ------------
------------    ------------

Gross Profit (Loss)                    367,035               -
248,590               -

EXPENSES
  General and Administrative           289,522         34,839
176,823         20,482
                                   -----------    ------------
------------    ------------
                                        77,513        (34,839)
71,767        (20,482)
Income (Loss) from Operations
                                  ------------    ------------
------------    ------------
Other Income (Expense)

   Interest Income
   Interest Expense
   Debenture                                           39,463
   Startup cost                                         7,063
                                   -----------     -----------
-----------      -----------
      Total Other Income (Expense)      -              46,526          -
            -
                                   -----------     -----------
-----------      -----------

Net Income (Loss)                 $     77,513        (11,687)    $
71,767    $   (20,482)
                                  ============    ============
============    ============

Basic (Loss) Per Share            $     0.004     $     0.001     $
0.004    $    (0.001)
                                  ============    ============
============    ============
Weighted Average Number of
 Shares Outstanding                 19,842,000      19,842,000
19,842,000      19,842,000
                                  ============    ============
============    ============

[CAPTION]

                              COMPUTERXPRESS.COM, INC.
                             STATEMENT OF CASH FLOWS
                        FOR THE SIX  MONTH PERIODS ENDED
              SEPTEMBER 30, 1999 (UNAUDITED) AND 1998 (UNAUDITED)

                                                         Six  Months Ended
                                                           September 30,

                                                  -----------------------------
                                                     1999              1998

                                                  -----------       -----------

                                                  (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                               $    77,513       $(
34,839  )

Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation and amortization                         3,914

  Non-cash Transactions

  Changes in operating assets and liabilities:
    Accounts receivable                               (39,485)

    Inventory                                         (42,179)

    Prepaid expense                                   ( 7,160)

    Notes receivable                                  525,000

    Site                                              860,555

    Goodwill                                          (36,000)

    Accounts payable, accrued expenses               (315,389)


                                                  -----------       -----------




Net cash used by operating activities               1,026,769          (
34,839)

                                                  -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                                (73,526)            -


                                                  -----------       -----------
Net cash used by Investing Activities:                (73,526)            -


                                                  -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
                                                       34,281

  Long-term debt                                       61,257

  Debentures                                          (50,000)
34,839
  Advances from officers                             (352,826)

  Loans Payable                                      (555,400)


                                                  -----------       -----------
Net cash provided by financing activities               (862,688)
34,839

                                                  -----------       -----------
Increase (Decrease) in Cash and
  Cash Equivalents                                $    90,555

Cash and Cash Equivalents, Beginning of Period            210             -


                                                  -----------       -----------
Cash and Cash Equivalents, End of Period          $    90,765       $     -


                                                  ===========       ===========


COMPUTERXPRESS.COM, INC.
Consolidated Statements of Stockholders' Equity


                                                           Additional

                                    Common       Stock      Paid In
Accumulated
                                    Shares       Amount     Capital
Deficit          Total
                                    ------       ------     -------
----------       -------


Balance, March 31, 1998             1,850,000      1,850      200,097
(252,321)    $(   50,374)

Stocks issued   504 (d)             2,998,000      2,998
                                                              788,402
  --          791,400

Restricted stocks issued           14,994,000     14,994    1,732,504
(2,403,082)       (655,584)
                                   ----------     ------    ---------
-----------    -----------

Balance, March 31, 1999            19,842,000      19,842   2,721,003
(2,655,403)         85,442

Net Income   September 30, 1999           --         --           --
77,513
Adjustment                                                     34,281
                                  ------------    --------  ---------
----------      -----------
Balance, September 30, 1999        19,842,000     19,842    2,755,284
(2,577,284)         85,442

                                  ===========   ========   ==========
=========       ============

[CAPTION]
COMPUTERXPRESS.COM, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS PERIOD ENDING SEPTEMBER 30, 1999


NOTE 1 - BASIS OF PREPARATION

   The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
   Operating results for the six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. The unaudited condensed financial statements
   should be read in conjunction with the financial statements and footnotes thereto for the year ended March 31, 1999 included in the Company's report on form 10-K.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Plant and Equipment and Depreciation - Plant and equipment as of September 30, 1999 consists primarily of generators, computers, furniture and fixtures, and they are stated at cost. Depreciation is provided over the estimated useful asset lives using the straight-line method over 5-7 years for all equipment and furniture.

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

Cash and cash equivalents - The Company classifies all highly liquid debt instruments, readily convertible to cash and purchased with maturity of three months or less at date of purchase, as cash equivalents. The Company had no cash equivalents at September 30, 1999.


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


PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS WHICH ARE BASED ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.

The Company is engaged in the business of selling computer hardware and systems from its Internet web site. The Company discontinued a non-profitable business of developing a golf range driving site on March 1, 1999 and subsequently deeded the golf property in lieu of foreclosure.


Results of Operations

Six months ended September 30, 1999 Compared to six months ended September 30, 1998

The net income for the three months ended September 30, 1999 was $77,513, compared with a net loss of $(11,687) for the six months ended September 30, 1998. The primary reasons for the change to a net income was the Company's commencement of its e-commerce operations.

The Company overall generated $542,486 in revenues in the six months ended September 30, 1999, compared to revenues of $0 in the six months ended September
30, 1998. Management attributes this increase to the commencement of its e-commerce operations.

Liquidity and Capital Resources


At September 30, 1999, the Company had a working capital surplus of $96,100, as compared to a working capital deficit on March 31, 1999 of $(1,385,345).
 The
decrease is primarily attributable to the change of business focus and elimination of the golf driving range property, and the payoff of debenture holders.

Net cash used in operating activities was $1,026,769 for the six months ended September 30, 1999, compared to the utilization of $(34,839) of cash
for the same period   last year.

The Company does not anticipate  that it will have any problems in meeting its
obligations  for  continuing  fixed  expenses,   materials  procurement  or
operating  labor.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings

On June 18, 1999, the Company filed a lawsuit in federal court for the Central District of California, Case No. 99-06010RAP(MANx), against Investor's Equity Corp., Wall Street Trading Group, and others, seeking to cancel 3,400,000 common shares the company issued on a promissory note to defendants. Defendants filed counterclaim for breach of contract, defamation, fraud, and securities violations. As of September 30, 1999, the Company was still prosecuting the lawsuit.

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

ComputerXpress.com, Inc.


   Dated: April 7, 2000               By:  /s/ FRANK SCIVALLY
                                        ---------------------------
                                          Frank Scivally, President






[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              3-MOS
[FISCAL-YEAR-END]                          MAR-31-1999
[PERIOD-START]                             JUN-30-1999
[PERIOD-END]                               SEP-30-1999
[CASH]                                               0
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                               307,701
[PP&E]
                  0
[DEPRECIATION]                                   3,914
[TOTAL-ASSETS]                                 307,701
[CURRENT-LIABILITIES]                           83,489
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                         19,842
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                    307,701
[SALES]                                         542,486
[TOTAL-REVENUES]                                542,846
[CGS]                                           175,451
[TOTAL-COSTS]                                   175,451
[OTHER-EXPENSES]                                289,522
[LOSS-PROVISION]                                      0
[INTEREST-EXPENSE]                                    0
[INCOME-PRETAX]                                  77,513
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                              77,513
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     77,513
[EPS-BASIC]                                       (.004)
[EPS-DILUTED]                                     (.004)