Form 10QSB
period 1999-12-31
COSTPLUSFIVE COM
filed 2000-04-11
CIK 1087329

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

COMMISSION FILE NUMBER 0-26349



                                 COMPUTERXPRESS.COM, INC.
                    ------------------------------------------
              (Exact name of registrant as specified in its charter)


            Nevada                                        86-0853156
----------------------------------              ------------------------------
(State or other jurisdiction of                (IRS Employer Identification
No.)
 incorporation or organization)


79811 "A" Country Club Drive
Bermuda Dunes, CA                                      92201


--------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

COMPUTERXPRESS.COM, INC.
--------------------------------------------------------------
Former name, former address and former fiscal year, if changed

Indicate by check mark whether the registrant (1) has filed all reports required
to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during
the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---  ---
The number of shares of the registrant's common stock as of December 31, 1999:
19,842,000 shares.

Transitional Small Business Disclosure Format (check one):      Yes   No X
                                                                ---  ---

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K
None

SIGNATURES

FINANCIAL DATA SCHEDULE










[CAPTION]
COMPUTERXPRESS.COM, INC.
BALANCE SHEET
DECEMBER 31, 1999 (UNAUDITED) AND MARCH 31, 1999

                                     ASSETS
                                                   Dec. 31,1999   March 31,
1999
                                                   ------------
--------------
                                                   (unaudited)       (audited)
CURRENT ASSETS
  Cash and Cash Equivalents                         $  120,766      $      210
  Accounts Receivables                                  37,470               -
  Inventory                                             46,531               -
  Prepaid Expenses                                       5,524               -
                                                    ----------      ----------
Total Current Assets                                   210,291             210
                                                    ----------      ----------

Property & Equipment, net                               92,249          22,500
                                                    ----------      ----------
OTHER ASSETS
  Notes Receivable  - common stock                                     525,000
  Site   Golf Driving range                                            860,555
  Goodwill                                              36,541
                                                    ----------      ----------
Total Other Assets                                      36,541       1,385,555
                                                    ----------      ----------

Total Assets                                        $  339,081      $1,408,265
                                                    ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                  $    13,680     $
 -

  Accrued Expenses                                       28,533         357,497

  Advances from officers                                      -         352,826

  Loan Payable                                           10,046         562,500

  Debentures payable                                                     50,000

                                                    -----------     -----------

Total Current Liabilities                                52,259       1,322,823

                                                    -----------     -----------
LONG-TERM LIABILITIES
  Long-term Notes Payable                                59,663
  -

STOCKHOLDERS' EQUITY
  Common Stock; $0.001 Par Value, 50,000,000 Shares

   Authorized; Issued and Outstanding 19,842,000         19,842          19,842

  Additional Paid in Capital                          2,785,207       2,721,003
  Accumulated Deficit                                (2,577,890)
(2,655,403)

                                                    -----------     -----------

Total Stockholders' Equity                              227,159          85,442

                                                    -----------     -----------


Total Liabilities and Stockholders' Equity          $   339,081     $ 1,408,265

                                                    ===========     ===========


[CAPTION]
COMPUTERXPRESS, INC.
STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED
DECEMBER 31, 1999 (UNAUDITED) AND 1998 (UNAUDITED)

                                       Nine Months Ended               Three
Months Ended
                                          December 31,
December 31,
                                  ----------------------------
----------------------------
                                      1999            1998            1999
         1998
                                  ------------    ------------
------------    ------------
                                   (unaudited)     (unaudited)
(unaudited)     (unaudited)


Sales                             $  1,231,458    $          -    $
688,972    $          -



Cost of Sales                          460,535               -
257,659               -
                                  ------------    ------------
------------    ------------

Gross Profit (Loss)                    770,923               -
431,313               -

EXPENSES
  General and Administrative           627,870       44,269
365,773        9,429
                                  ------------    ------------
------------    ------------

Net Income                        $    143,053      (44,269)      $
65,540    $  (9,429)
                                  ============    ============
============    ============

Basic (Loss) Per Share            $      .01      $  -            $  -
     $   -
                                  ============    ============
============    ============
Weighted Average Number of
 Shares Outstanding                 19,842,000      19,842,000
19,842,000      19,842,000
                                  ============    ============
============    ============

[CAPTION]
COMPUTERXPRESS, INC.
STATEMENT OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED
DECEMBER 31, 1999 (UNAUDITED) AND 1998 (UNAUDITED)
                                                         Nine Months Ended
                                                            December 31,

                                                  -----------------------------
                                                     1999              1998

                                                  -----------       -----------

                                                  (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                               $   143,053       $(
44,269)

Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation and amortization                         4,487
 -
  Non-cash Transactions
 -
  Changes in operating assets and liabilities:
    Accounts receivable                               (37,470)
 -
    Notes receivable                                  525,000
    Inventory                                         (46,531)

    Prepaid expense                                   ( 5,524)

    Site                                              860,555

    Accounts payable, accrued expenses               (315,284)

    Goodwill                                          (36,541)
 -
                                                  -----------
-----------
Net cash used by operating activities               1,091,745         (
44,269)

                                                  -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                                (77,166)


                                                  -----------       -----------
Net cash used by Investing Activities:                (77,166)           -


                                                  -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan payable                                       (552,454)

  Debentures                                          (50,000)

  Advances from officers                             (352,826)        (
44,269)
  Long-term debt                                       61,257




                                                  -----------       -----------
Net cash provided by financing activities            (894,023)        (
44,269)

                                                  -----------       -----------
Increase (Decrease) in Cash and
  Cash Equivalents                                $   120,556             -

Cash and Cash Equivalents, Beginning of Period            210             -


                                                  -----------       -----------
Cash and Cash Equivalents, End of Period          $   120,776       $     -


                                                  -----------       -----------


[CAPTION]
COMPUTERXPRESS.COM, INC.
Consolidated Statements of Stockholders' Equity
[/TABLE]

                                                           Additional
Stock
                                   Common       Stock      Paid In
Accumulated       Total
                                    Shares       Amount     Capital
Deficit
                                    ------       ------     -------
----------      -------
[S]                                  [C]          [C]         [C]
[C]            [C]

Balance, March 31, 1998             1,850,000    $ 1,850   $  200,097
$(252,321)    $(   50,374)



Stocks issued   504 (d)             2,998,000      2,998      788,402
  --         791,400



Restricted stocks issued           14,994,000     14.994    1.732,504
(2,403,082)     (  655,584)

                                   ----------     -------   ----------
----------      ----------
Balance, March 31, 1999            19,842,000     19,842    2,721,003
(2,655,403)          85,442


Net Income   December 31, 1999
77,513

Adjustment                                                    64,204

                                  -----------   --------   ----------
---------     -----------
Balance, December 31, 1999         19,842,000   $ 19,842   $2,785,207
$(2,577,890)  $     85,442
===========   ========   ==========   =========     ============




[CAPTION]
COMPUTERXPRESS.COM, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDING DECEMBER 31, 1999

NOTE 1 - BASIS OF PREPARATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended March 31, 1999 included in the Company's report on form 10-K.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Plant and Equipment and Depreciation - Plant and equipment as of December 31, 1999 consists primarily of generators, computers, furniture and fixtures, and they are stated at cost. Depreciation is provided over the estimated useful asset lives using the straight-line method over 5-7 years for all equipment and furniture.

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

Cash and cash equivalents - The Company classifies all highly liquid debt instruments, readily convertible to cash and purchased with maturity of three months or less at date of purchase, as cash equivalents. The Company had no cash equivalents at December 31, 1999.

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

PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS WHICH ARE BASED ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.

The Company is engaged in the business of selling computer hardware and systems from its Internet web site. The Company discontinued a non-profitable business of developing a golf range driving site on March 1, 1999 and subsequently deeded the golf property in lieu of foreclosure. On October 12, 1999, the Company acquired Beverly Boulevard Associates, Inc., as a wholly owned subsidiary in exchange for 3 million shares of common stock and began, through the subsidiary, operating a courier service.

Results of Operations

Nine months ended December 31, 1999 Compared to nine months ended December 31, 1998

The net income for the nine months ended December 31, 1999 was $143,053, compared with a net loss of $(20,482) for the nine months ended December 31, 1998. The primary reasons for the change to a net income was the Company's commencement of its e-commerce operations.

The Company overall generated $1,231,458 in revenues in the nine months ended December 31, 1999, compared to revenues of $0 in the six months ended December 31, 30, 1998. Management attributes this increase to the commencement of its e-commerce operations and the acquisition of Beverly Boulevard Associates, Inc.

Liquidity and Capital Resources

At December 31, 1999, the Company had a working surplus of $158,032 as compared to a working capital deficit on March 31, 1999 of $(1,332,613). The decrease is primarily attributable to the change of business focus and elimination of the golf driving range property, and the payoff of debenture holders.

Net cash used in operating activities was $1,091,745 for the nine months ended December 31, 1999, compared to the utilization of $(44,269) of cash for the same period last year.

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

Item 2.  Changes in securities and use of proceeds            NONE

Item 3.  Defaults on senior securities                        NONE

Item 4.  Submission of items to a vote                        NONE

Item 5.  Other information

On October 12, 1999, the Company acquired Beverly Boulevard Associates, Inc. in exchange for 3 million shares of company common stock. Beverly Boulevard Associates, Inc. operates one of the largest courier services in Southern California under the names, "Corporate Couriers" and "Corporate Legal."

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

ComputerXpress.com, Inc.

Dated: April 7, 2000                  By: FRANK SCIVALLY
                                          ---------------------------
                                          Frank Scivally, President


[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              9-MOS
[FISCAL-YEAR-END]                          MAR-31-1999
[PERIOD-START]                             SEP-30-1999
[PERIOD-END]                               DEC-31-1999
[CASH]                                         120,766
[SECURITIES]                                         0
[RECEIVABLES]                                   37,470
[ALLOWANCES]                                     5,524
[INVENTORY]                                     46,531
[CURRENT-ASSETS]                               210,291
[PP&E]
                  0
[DEPRECIATION]                                   4,487
[TOTAL-ASSETS]                                 339,081
[CURRENT-LIABILITIES]                           52,259
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                         19,842
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                    339,081
[SALES]                                       1,231,458
[TOTAL-REVENUES]                              1,231,458
[CGS]                                           460,535
[TOTAL-COSTS]                                   460,535
[OTHER-EXPENSES]                                627,870
[LOSS-PROVISION]                                      0
[INTEREST-EXPENSE]                                    0
[INCOME-PRETAX]                                 143,053
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                             143,053
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    143,053
[EPS-BASIC]                                       (.01)
[EPS-DILUTED]                                     (.01)