Form 10-K
period 2000-03-31
COMPUTERXPRESS COM INC
filed 2000-09-21
CIK 1087329

U.S. SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

                           FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2000

ComputerXpress.com, Inc.
(Name of Small Business Issuer in its charter)

Nevada                                           86-0853156
----------------------------------             ------------------
(State or other jurisdiction of                I.R.S. Employer
incorporation or organization)                 ID. No.)

79811A Country Club Dr.
Bermuda Dunes, CA                                 92201
----------------------------------             ------------------
(Address of principal executive offices)       (Zip Code)

Issuer's telephone number, including area code 760-345-2400
----------------------------------             ------------------



SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class to be so registered

Common Stock

Check whether the issuer (1) filed all reports to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X     No
     -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]
The issuer's revenues for the Fiscal Year ended March 31, 2000 were $2,360,079.

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of December 31, 1999 computed by reference to the close price as at March 31, 2000 of 49,800,060 of the registrant's Common Stock as quoted on the NQB pink sheets on such date, was approximately $2,512,203. As at March 31, 2000, there were 45,915,060 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes     No X
   -----   -----

PART 1
------

Statements contained in the annual report that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from estimated results. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation in Item 1. "BUSINESS" and Item 6 "MANAGEMENT'S DISCUSSION AND DESCRIPTION OR PLAN OF OPERATION" below.




                        TABLE OF CONTENTS


PART I
------

Item 1     Description of Business .............   1

Item 2     Description of Property..............  20

Item 3     Legal Proceedings ...................  20

Item 4     Submission of Matters to a
           Vote of Security Holders............   20
PART II

Item 5      Market for Common Equity and
            Related Stockholder Matters .......   22

Item 6     Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations ..........   23

Item 7     Financial Statements and
           Supplementary Data .................   35

Item 8     Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure ...............   61

PART III

Item 9     Directors and Executive Officers
           of the Registrant ..................   61

Item 10    Executive Compensation .............   61

Item 11    Security Ownership of Certain
           Beneficial Owners and Management ...   61

Item 12                      Certain Relationships and
           Related Transactions ...............   61

Item 13    Exhibits and Reports on Form 8-K ...   61

SIGNATURES
 .........................................................63


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Business Development

The Company was incorporated in the State of Nevada on January 15, 1997, under the original name of Stop-N-Sock, Ltd. Its predecessor entity, Stock-N-Sock "SEED", was a California Limited Partnership formed in 1996 to develop a high-tech driving range. Up until March 1, 1999, the Company was engaged in the business of development of its Coachella Valley real estate into a driving range. On March 1, 1999, consistent with the Company's agreement to purchase the assets of another Nevada corporation, COSTPLUSFIVE.COM, INC., which was incorporated on January 25, 1999, and is now defunct (hereinafter referred to as "CP1." The Company attempted to change its name to CostPlusFive.com, Inc. and changed its business to a wholesale buying club, specializing in the sale of high quality, multimedia computer systems, and peripherals (external hardware items, such as modems) via the Internet. The Company entered into an agreement on February 16, 1999, to acquire the assets of CP1 Inc." for 17 million shares of Company common stock. CP1 was a corporation, separate and apart from the Company. The assets consisted of goodwill, and inventory and equipment located in nine separately owned retail computer stores; as follows: one store in Rockville, Maryland, owned by Bill Barker; one store in Tuscon, AZ, owned by Frank Scivally; three stores in Houston, Texas, jointly owned by Lee Jackson and Tom Mitchell, respectively; one store in Boise, Idaho, owned by Paul Graham; two stores in Grapevine and Bedford, Texas, owned by Mahlon Meier; one store in Windham, Maine owned by John Fecteau; and one store in Phoenix, AZ, owned by Don Smallman. On March 1, 1999, the Company issued 6,984,000 of the 17 million shares in performance of the agreement. Shortly thereafter, the Company discovered that the charter of CP1's corporate charter had been revoked for non payment of fees to the Secretary of the State of Nevada, and that financial statements presented to the Company during the due diligence process, did not represent the true financial condition of two stores owned by Lee Jackson. As a result, the Company rescinded the contract after it discovered that the state of Texas was preparing to close Mr. Jackson's two stores in Houston for non payment of taxes. The Company rescinded the asset purchase contract because the discovery of the financial discrepancies on the two Houston stores made all of the financial statements suspect.

However, Management of the company felt that, given the suspect nature of the financial statements surrounding two of the retail locations, it would be best to run the web site with retail affiliates, instead of purchasing and running the retail stores. Mr. Scivally and Mr. Smallman have a management background in computer systems building and sales, and the Company's management had none. The web site being developed by Smallman and Scivally was generating a lot of traffic. The decision was made to salvage the agreement by acquiring the web site, the trade name, and the expert management team needed to run the company's new business. The retail locations at one time used the trade name, but, as has been disclosed, there were conflicting claims made on the name and the company abandoned it. The plan was proposed to the owners of each store, to affiliate with the store owner, whereby those owners wishing to affiliate with the Company, but retain the responsibility of managing their own stores could do so in exchange for 500,000 shares of common stock for which they would each issue to the company a promissory note in the sum of $125,000. Thereupon, the Company rescinded the asset purchase agreement and offered to instead enter into an agreement to acquire the web site from Frank Scivally and Donald Smallman, and to acquire the domain name, Costplusfive.com, and affiliate with each of the remaining store owners in exchange for a position with the Company. Frank Scivally, Don Smallman, Mahlon Meier, and Bill Barker agreed, but Lee Jackson, Tom Mitchell, Paul Graham and John Fecteau refused. 500,000 shares each in exchange for $125,000 promissory notes were issued to Scivally, Barker, Meier and Smallman, for a total of 2,000,000 shares. The Company canceled 1,240,000 shares of the 6,984,000 issued, and has placed stop transfer orders and is seeking the return of the remaining 5,744,000 shares.

On April 13, 1999, the Company purchased the right to the proprietary website "http://www.costplusfive.com" from Frank Scivally and Donald Smallman by a fully performed oral agreement that was memorialized in minutes of the Board of Directors dated April 13, 1999, which are being filed as an exhibit to this amended registration statement. The terms of the agreement were simply that the Company was acquiring the web site and domain name for recited consideration of $10.00. The Company changed its business to Internet computer sales. The new directors, Frank Scivally, William Barker, Mahlon Meier and Donald Smallman, were installed as a new management team to lead the Company in its new business focus. The web site was roughly developed at the time of the acquisition. The domain name has been registered to Frank Scivally on December 3, 1998. The Company acquired the rights to the domain name and the site in March, 1999, but the domain name was not registered in the Company's name until April 12, 2000. Prior to the acquisition, the web site was an informational web site, which contained information about what products were offered by CostPlusFive affiliates, and what telephone numbers to contact to order products. After the Company acquired the web site, it developed the web site into a fully functional e commerce site.

The Company agreed to buy the trade name, COST PLUS FIVE.COM, INC. from CP1 in February, 1999, but then rescinded the agreement. The domain name, CostPlusFive.com, had been registered to Franklin Scivally, and owned by Franklin Scivally and Donald Smallman. The name, CostPlusFive.com was never a registered trademark or service mark. It was used as the corporate name of the other Nevada corporation. The Company had already submitted an amendment to its articles of incorporation to change its name from Stop-N-Sock, Ltd. to CostPlusFive.com, Inc., which was filed on March 12, 1999. However, the amendment was rejected by the Secretary of the State of Nevada almost immediately after filing. The Company was unaware of the rejection until April 19, 2000 because it was sent to the Company's former agent for service of process, who failed to notify the Company of the rejection. The Company has since changed its name to ComputerXpress.com, Inc. on , to reflect a change in its business focus, and also because Lee Jackson and Tom Mitchell discovered that the Company's amendment to articles of incorporation had been rejected and filed their own articles of incorporation for Cost Plus Five.com, Inc. The Company has also been requested by Cost Plus, who has registered the name, "Cost Plus," to cease using the name "CostPlusFive.com" as a trade name, because it was allegedly too similar to the Cost Plus name as to cause confusion in the minds of the public.

On October 12, 1999, the Company signed a definitive stock purchase agreement to purchase Beverly Boulevard Associates as a wholly owned subsidiary in exchange for 3 million shares of Company common stock. Beverly Boulevard Associates operates two courier services in Southern California under the names, "Corporate Couriers" and "Corporate Legal." Beverly operates out of a two story, 4,000 square foot office building in Los Angeles, where approximately 100 messengers are dispatched daily throughout Southern California. Three million shares were issued (but not delivered) to consummate the purchase, to be exchanged for 100% of the shares of Beverly Boulevard Associates. However, one of the contingencies of the consummation of the agreement was that Beverly Boulevard Associates was to provide financial books and records suitable for auditing for consolidation with the Company's financial statements, and it was not able to do this within a reasonable time, so the transaction was mutually rescinded, and the 3 million shares have been returned to the Company treasury for cancellation.



In General

The Company is in the business of sales of high quality, multimedia computer systems and peripherals through its web site on the Internet, supported by affiliated retail locations in Arizona. The Company's products use components from nationally recognized suppliers as they become available, such as Intel, Advanced Micro Devices, ASUS, Sony, Yamaha and Creative Labs. Distribution is accomplished through a drop-ship arrangement with the Company's suppliers. The product is shipped directly from the supplier to the customer. Customers are invoiced for and pay the Company directly for all products ordered before shipping. The Company's suppliers and the Company have an understanding that the suppliers will not deal directly with the Company's customers without the Company's permission, such as is customary in most retail situations where materials are drop shipped. Therefore, management believes there is little risk that the customer and the supplier will make their own purchase arrangements.

The current operations of the Company are online and telephone sales of computer systems and hardware. The Company formerly offered products at 5% over its wholesale cost. However, this business model did not find acceptance with investors in particular. The Company has undertaken informal studies of its customer base, and has found that approximately 70% of all sales during the past twelve months have come from other businesses, as opposed to the general consumer. As a result of this study, in late January 2000, the Board of Directors decided to drop the 5% over cost business model. The Company will continue to offer online and telephone sales of computer systems and hardware to the public, but the Company will focus on a new emphasis; designing data computer solutions and providing computer systems and hardware to businesses.

The Company currently has three retail affiliate locations to support its Internet sales program. These locations offer after market support and repair services for the Company's customers. The Company originally had four retail affiliate locations in Phoenix, Tuscon, Rockville, Maryland and Bedford, Texas. The Bedford store was closed in September, 1999, and the owner of the Bedford store and former Company president, Mahlon Meier, resigned from his post as president and resigned from the Board of Directors. He subsequently filed a voluntary petition in bankruptcy. The current three retail locations are in Phoenix, Arizona, which is owned by Don Smallman; in Tuscon, Arizona, which is owned by Franklin Scivally; and in Rockville, Maryland, which is owned by William Barker. The Tuscon location operates under the name, "PC Exchange," and has been in operation since September, 1996, and was formerly operated under the name, "Cyber Exchange." The Rockville location operates under the name, "Hytec Exchange," and has been in operation since September, 1996, and was formerly operated under the trade name, "Cyber Exchange." The Phoenix location operates under the name, "ComputerXpress, from inside a PAC MAIL store, and has been in operation since September, 1999. A prior Phoenix location at 4206 East Chandler Boulevard, which was in operation since 1996 under the former trade name, "Cyber Exchange," was closed in September, 1999. The current retail locations are as follows:

     1.  5420 East Broadway Blvd., Suite 234, Tuscon, Arizona.

     2.  12274-C Rockville Pike, Rockville, Maryland.

     3.  3941 East Chandler Blvd., Ste. 106, Phoenix, Arizona.

The Company will seek to expand its affiliated retail locations in the future, by developing additional locations through the use of approximately 100 square foot retail kiosks strategically placed in existing businesses and shopping centers. The kiosks will offer sales of all computer products offered by the Company, and service. Operators of retail location where the kiosks are located will split 50% of gross profits from all sales and services. The Company is currently seeking affiliates interested in this type of venture with the Company. There can be no assurance that the Company will be successful in obtaining these proposed future affiliated retail locations.

The Company emphasizes business to business sales of computer systems designed to solve particular business data processing and computing requirements. The Company also sells its products to present members of its wholesale buying club at five percent over wholesale price (the cost the Company pays for the product from its suppliers, including shipping and handling). Members pay $39.95 per family or $139.95 per business per year to receive these discounts on all products the company sells. However, new memberships are no longer being sold, since the Company has changed its emphasis to business to business commerce and has dropped the five percent above wholesale price business model. The Company will continue to sell to its existing members sales are also made to non members on a full retail basis. The last current membership will expire on September 6, 2000. No memberships will be renewed.

The Industry

Retail sales in computer hardware products is a relatively new industry, which is in a constant state of change, due to the advances in microchip technology, which results in the development of more diversified and technologically advanced hardware. Internet sales of computer products is a more recent development. Both of these industries are highly competitive. During the calendar year 1999, the Company's web site has received approximately 11,676 "hits." Management feels this is an indication that the Company has an Internet presence, but does not believe that "hits" have any direct correlation to sales. Management formerly believed that the Company's niche in this industry was the fact that the Company offered a membership, which stimulates customer loyalty, but has since formed the opinion that customer service and product support stimulated customer loyalty with its business customers, and that the general consuming public who shop online pay more attention to price when they shop. This, and the fact that there are a proliferation of Internet computer stores was a factor leading the Company to put an emphasis on business to business commerce. Management originally thought that it was the membership program which stimulated customer loyalty, because, since the Company initiated the membership program for CostPlusFive.com, the Company has found that, in approximately 1500 cases, its member customers will usually call or shop with the Company for peripheral components and associated hardware. This was mainly evident when customers call or shop the Company for upgrades of equipment they have purchased from the Company. Upon reflection of these statistics, management has changed its opinion and now feels that it is the Company's service and product support which accounts for most of the repeat business. Management also believes that customers of the Company are afforded further advantages in that they are able to go to affiliated (not owned) locations in Phoenix, Tuscon, and Rockville, Maryland, for after market support and repairs. The benefits of membership are that members can buy products sold by the Company for a price five percent above the wholesale price paid by the Company. The Company is not selling any more memberships after March 13, 2000, but still offers the same price structure to its current members.

Discontinued Business

The Company was formerly known as Stop-N-Sock, Inc. The Company owned a 32 acre unimproved and undeveloped site in the Coachella Valley on Miles Avenue between Washington Boulevard near to Highway 111 in Indian Wells. The driving range was in the development stages, and never commenced operations. Management had plans to erect a high-tech golf practice range and teaching facility plus full pro shop, to feature 60 driving range stations having climate compensating misters/heaters, full lighting for night usage, automatic ball spotters, and computer aided video swing analysis.

The Company discontinued the implementation of its planned operation of the driving range when its changed its direction to Internet computer sales. The Company was unable to sell the undeveloped golf range property to satisfy the secured debt on the property, and was unable to justify the raising of capital to service the secured debt. The driving range was in the development stages, and never commenced operations. The Company spent a small amount of cash and issued 245,000 shares from its treasury to purchase the driving range property, subject to a note and two deeds of trust for $867,000, which the Company was to service by paying 10% interest payments. The Company was unable to raise the capital needed to service the debt on the driving range property as of February, 1999, and determined that it was in the best interests of the Company to sell the driving range property. The Company entered into an escrow to sell the property on February 22, 1999 for a net sales price of $1,700,000, payable $100,000 by April 22, 1999, with the balance being paid on or about June 22, 1999. The prospective buyer did not perform by depositing the $100,000 down payment, and the escrow was canceled. The Company, facing foreclosure on the property, with no means to satisfy the ongoing debt, and having changed its business focus to computer sales, deeded the property in lieu of foreclosure on June 24, 1999 to the secured lenders George and Rita White and Terisa Edwards, who were also stockholders in the Company.

Products

The Company offers a full line of fully customer configurable multimedia computer systems, which means that, as a seller of computer systems, the Company can offer its customers who wish to have a custom made computer system a system of any configuration they desire, using the specific components they wish to use in their custom built system. The Company also offers printers, notebook computers, monitors and scanners, computer cables and related hardware, computer software and games.

Home Entertainment Computer

The Company introduced a product called HECTOR, or "Home Entertainment Computer That Operates Remotely," on October 25, 1999. HECTOR really is not so much of a product as it is a computer system that is designed for home entertainment. HECTOR is assembled by the Company and shipped to customers who order it directly from the Company, as opposed to being drop shipped from its suppliers. HECTOR looks and performs like a regular home computer, and is assembled by the Company from hardware components which are readily available. However, HECTOR has added features that don't come with most home computer systems. It is intended to act in conjunction with a regular television screen as a monitor. With HECTOR, which comes with a wireless mouse and wireless computer keyboard, the user can play computer games on his or her television; play DVD movies or CD's; record television programs for later viewing with HECTOR's digital VCR; edit video tapes and still photos, and send them by e-mail through the Internet, and multi-task word processing and television or Internet functions. HECTOR was intended as one unit that would serve all of the functions of a home computer as well as CD and DVD players and Video recorders (VCR's), which are usually purchased as separate components.

The components of HECTOR consist of a computer processor; a video card with DVD controller and TV tuner; a DVD player, a 10 GB hard drive; a remote keyboard and mouse; a sound card; surround sound speakers; and a 56K modem.

49 HECTOR units have been sold by the Company to date.

The Company obtained a large order for 10,400 HECTOR units from Cal Tech Solutions, but Cal Tech cancelled the order after having been contacted by Lee Jackson. See "Legal Proceedings."

Marketing

The Company was, until March 13, 2000, vigorously promoting memberships in its "CostPlusFive.com Buying Club," which enables members to purchase computers, peripherals and software at five percent over Company cost. As of March 13, 2000, the Company had sold 187 memberships, 155 of which were paid for. The Company has decided to cease sales of new memberships, and emphasize business to business sales of computer systems and computing solutions.

The Company was featured on CNBC's .COM program which aired on December 4, 1999, and repeated on BRAVO on December 6 and December 10, 1999. The Company paid for this feature in order to promote its web site and wholesale buying business model, but, in management's opinion, the feature was not effective in improving the Company's revenues.

The current operations of the Company are online and telephone sales of computer systems and hardware. The Company currently has three retail affiliate locations to support its Internet sales program. These locations offer after market support and repair services for the Company's customers.

The Company's management believes that the Company's emphasis is better placed in marketing its products to businesses, which have accounted for 70% of the Company's sales in the last year, and the Company will seek to foster long term relationships and word of mouth referrals through customer service. The Company maintains a full time customer service toll free telephone number, and service maintenance at its affiliated retail locations. The Company has no ownership interest in the current retail locations, which are owned by the officers and directors of the Company, one of which bears the Company name by Company consent.

As part of its effort to emphasize business to business commerce, on March 19, 2000, the Company signed an exclusive agreement with Specialized Leasing, Inc., a Company with directors who include Russell Nordstrom, the public relations liaison for the ComputerXpress, and George White, a shareholder of the ComputerXpress, to be the exclusive supplier to Specialized Leasing for desktop computer systems, laptop computers, digital cameras and other electronic peripherals to medical, dental, and real estate professionals in a special lease program. The Company has linked its web site to Specialized Leasing's web site at www.specializedleasing.com. Management is hopeful that this agreement will bring revenue to the Company, but there can be no assurance that it will.

Existing Affiliate Program

The Company has an established affiliate program, whereby participating affiliates execute a standard Affiliate Operation Agreement, and are paid quarterly commissions for every purchase from an affiliate's website through a coded "link." Commissions are paid on a scale of purchases made by the affiliates customer through the coded link which are completed and delivered.

Affiliated Retail Locations

The Company currently has three affiliated locations. These locations offer after market support and repair services for the Company's customers. The Company originally had four retail affiliate locations in Phoenix, Tuscon, Rockville, Maryland and Bedford, Texas. The Bedford store was closed in September, 1999. The current three retail locations are in Phoenix, Arizona, which is owned by Don Smallman; in Tuscon, Arizona, which is owned by Franklin Scivally; and in Rockville, Maryland, which is owned by William Barker. The Company formerly had one other affiliate, in Bedford, Texas, which was owned by former Company officer and director, Mahlon Meier, was closed in August, 1999. The Tuscon location operates under the name, "PC Exchange," and has been in operation since September, 1996, and was formerly operated under the name, "Cyber Exchange." The Rockville location operates under the name, "Hytec Exchange," and has been in operation since September, 1996, and was formerly operated under the trade name, "Cyber Exchange." The Phoenix location operates under the name, "ComputerXpress, from inside a PAC MAIL store, and has been in operation since September, 1999. A prior Phoenix location at 4206 East Chandler Boulevard, which was in operation since 1996 under the former trade name, "Cyber Exchange," was closed in September, 1999. The locations are as follows:

     1.  5420 East Broadway Blvd., Suite 234, Tuscon, Arizona.

     2.  12274-C Rockville Pike, Rockville, Maryland.

     3.  3941 East Chandler Blvd., Ste. 106, Phoenix, Arizona.

The affiliates operate pursuant to the same standard operating agreement, with an addendum that provides that they receive 50% of gross profits from all sales of Company products. Affiliated locations and kiosks receive 100% of all repair revenue charged to customers. The Company will seek to expand its affiliated retail locations in the future, by developing additional locations through the use of approximately 100 square foot retail kiosks strategically placed in existing businesses and shopping centers. The kiosks will offer sales of all computer products offered by the Company, and service. Operators of retail location where the kiosks are located will split 50% of gross profits from all sales. There is one test marketing of a retail affiliate kiosk being performed in a PAK Mail franchise in Phoenix, Arizona. However, there can be no assurance that this test market will result in an affiliated kiosk location. The Company is currently seeking affiliates interested in this type of venture with the Company. There can be no assurance that the Company will be successful in obtaining these proposed future affiliated retail locations. All affiliates are authorized to use the name "ComputerXpress" in conjunction with their own trade name in the normal conduct of their business. Affiliates are paid on the 15th day of each month for their share of revenues generated during the previous month. Affiliates collect any revenue for repairs made directly from the customer and are entitled to 100% of all repair revenue.

The current affiliated locations owned by Company officers and directors have the same agreement with the Company as offered to other affiliates with regard to profit sharing, and are treated in the same manner as other affiliates.

Patents

The Company holds no patents for its products.  Its trade name
"ComputerXpress" is not a registered trademark. It owns the right to the domain name, "CostPlusFive.com" for its website.

Raw Materials and Principal Suppliers and Vendors

The Company does not manufacture its products and, therefore, does not utilize raw materials. Distribution is accomplished through a drop-ship arrangement with Company suppliers. The product is shipped directly from the supplier to the customer. Suppliers are not affiliated with any officer, director or principal shareholder. The Company's products and its suppliers are as follows:

Computer Systems, Printers, and peripherals: Total peripherals,
Richardson, TX  Computer Systems, Printers and Peripherals: Parts
2PC, Pasadena, CA.

Computer Systems, Printers and Peripherals: Comtech Digital
Systems, Glendale, CA.

Computer cables and related hardware:   Cables Unlimited,
Concord, CA.

Computer software and games:  HC Distributors, Pflugerville, TX

The suppliers of the Company do not manufacture the individual components which make up the computer systems the Company sells. They integrate component parts obtained from various manufacturers into the system ordered by the customer. This is the only way to offer the Company's customers a wide range of choices for custom built computer systems.

Competition

The business of providing wholesale and retail computer sales is one of intense competition. Other companies with more affiliate or retail locations than the Company have financial resources superior to the Company, so there can be no assurance that the Company's projected income will not be affected by its competition. There are also many other companies with greater financial resources that the Company who offer computer sales on the Internet. There can be no assurance that competing companies with greater buying power will not be able to undercut the Company's pricing structure.

Employees

The Company's only employees are its four officers and directors.



ITEM 2. DESCRIPTION OF PROPERTY

The Company leases executive offices on a month to month basis from its former president, Robert T. Yarbray, pursuant to an oral lease, at the rate of $800 per month. It owns no other property, other than its website name and trade name, which is not a registered trademark or service mark. The Company has no ownership interest in the retail locations, which are owned by the officers and directors of the Company, and which bear the Company name by Company consent.

The Company owned a 32 acre unimproved and undeveloped site in the Coachella Valley on Miles Avenue between Washington Boulevard near to Highway 111 in Indian Wells. The driving range was in the development stages, and never commenced operations. Management had plans to erect a high-tech golf practice range and teaching facility plus full pro shop, to feature 60 driving range stations having climate compensating misters/heaters, full lighting for night usage, automatic ball spotters, and computer aided video swing analysis. However, the Company determined that it would be in the best interests of the Company and its shareholders to abandon the project and to sell the site, due to the fact that management determined that the Company could not likely raise the capital required to develop the site to its full potential. The Company then put in a new management team and shifted its focus to Internet sales of computer products.

The Company owns a proprietary website at http://www.costplusfive.com, which is registered to the Company.


ITEM 3. LEGAL PROCEEDINGS

On April 1, 1999, Mary Smith sued the Company and its former President, Robert T. Yarbray, in the Superior Court of California for the County of Riverside, Case No. INC 011613, alleging non payment of a $25,000 promissory note. The Company believed that the lawsuit has no merit, because the Company executed a first deed of trust on its real property for $250,000 in exchange for $225,000 of loan proceeds from Ms. Smith. Therefore, the $25,000 promissory note was extinguished by the subsequent promissory note for $250,000, secured by a first deed of trust. The lawsuit was dismissed on May 3, 1999.

On June 18, 1999, the Company filed a lawsuit in federal court for the Central District of California, Case No. 99-06010RAP(MANx), against Investor's Equity Corp., Wall Street Trading Group, and others, seeking to cancel 3,400,000 common shares the Company issued on a promissory note to the defendants, who defaulted on the promissory note. Defendants filed a counterclaim, alleging breach of contract, defamation, fraud and securities violations.

On January 26, 2000, the lawsuit was settled, and the terms of the settlement are confidential and may not be disclosed to any third party. Both the complaint and counterclaim have been dismissed.

On March 30, 2000, the Company filed a lawsuit, Case No. RIC841013, in Riverside County, California Superior Court, against Lee Jackson, Barbara Jackson, Tom Mitchell, Doran Mitchell, John Facteau, Carol Facteau, Paul Graham, and Wendy Graham, for fraud, negligent misrepresentation, negligence, trade libel, tortuous interference with contractual relations, tortuous interference with contractual relations, tortuous interference with prospective economic advantage, abuse of process, conspiracy and injunctive relief. The lawsuit alleges, among other things, that the defendants defrauded the Company by misrepresenting the value of the assets of Cost Plus Five.com, Inc., a Nevada corporation, when the Company and said Nevada corporation entered into the asset purchase agreement of February 26, 1999, and defamed the Company by publishing false and misleading statements on the Raging Bull, Inc.'s Internet message board, and on their own Internet web site, www.geocities.com/ogravity99, and that the defendants interfered with the Company's order for 10,400 HECTOR units by contacting the Company's customer, Cal Tech Solutions, and making false and misleading statements about the Company.
The lawsuit has been served and the Company's management hopes that it will have a chilling effect on the defendants' actions, but there can be no assurance that it will.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 12, 2000, an annual meeting of shareholders was held, at which time a majority of shares were voted in person and by proxy to the proposals set forth in the Company's Form 14a, to elect a board of directors for the current fiscal year, approve the Company's change in independent accountants, and to ratify actions of the board of directors taken during the last fiscal year.

PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock has been quoted on the NASD OTC Bulletin Board ("Bulletin Board"),under the symbol "STSN" in October, 1998. In March, 1999, it changed its symbol to "USAV." For a short time, the symbol was "CPFV." On April 5, 2000, its trading symbol was changed to "CPXP", and the NASD added an "E" to the symbol, making it "CPXPE," indicating its inclusion on the NASD's "eligibility list," since March 24, 2000. The Company's quote on the Bulletin Board was deleted approximately 30 days later, and it now trades on the National Quotation Bureau's pink sheets under the symbol "CPXP." The high and low sale prices of company common stock were 1/8 and 2 1/4, respectively. During the third and fourth quarters of fiscal year 1998, the high and low sale prices of the Company's common stock were $.50 and $.16, respectively. The Company considers its Common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock. As of March 31, 1999, there were 93 record holders of the Company's Common Stock. As of April 14, 2000, there were 110 record holders of the Company's common stock. The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.










































The following table sets forth the range of high and low bid information for each full quarterly period of the last fiscal year:


  Period Reported                     Average High Bid         Average Low Bid

  Quarter ended December 30, 1998     No data available

  Quarter ended March 31, 1999        $0.50                        $0.16

  Quarter ended June 30, 1999         $0.57                        $0.30

  Quarter ended September 30, 1999    $0.39                        $0.20

  Quarter ended December 31, 1999     $0.28                        $0.20

  Quarter ended March 31, 2000         No data available; last trade was $0.06

  Quarter ended June 30, 2000          No data available; last trade was $0.06.












RECENT SALES OF UNREGISTERED SECURITIES

The Board of Directors, on July 17, 1997, authorized the sale and issue of a total of $150,000 in convertible debentures which were unsecured, bear interest at 10%, which is to be accrued and paid on the first day of the thirteenth month after the day of issuance. The debentures were sold to Beverly Duke, Sandra Crosby, James Mitchem, John Slater, Les Peterson, Eleanor Mason, Bud and Jackie Konard, R.J. DeRecat, William Lockett, Jr., Bill Hefferman, Anthony Phillips, Richard Secrist, Robert Brunner, Charles Bradley, and George De Salvo. The debentures, together with the accrued interest, were convertible into 1,000 shares of the Company's common stock for each $1,000 principal amount no sooner than the sixth day of the thirteenth month of the date of issuance. The debentures were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933, to accredited investors whose accredited status was determined from referring to representations made on investors questionnaires. Prior to March 31, 1999, $100,000 of these debentures have been converted to common stock at the aggregate purchase price of $.50 per share. The remainder have been paid in full. The accredited investors' status were determined as a result of information provided to the Company on questionnaires completed by the investors.

On April 5, 1999, 1,000,000 common shares were sold to Arrow Management in exchange for the sum of $100,000, a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On April 15, 1999, 500,000 shares were sold to officer/director William Barker in exchange for a note in the amount of $125,000, a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On April 15, 1999, 500,000 shares were sold to officer/director
Mahlon Meier, in exchange for a note in the amount of $125,000, a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On April 15, 1999, 500,000 shares were sold to officer/director Franklin Scivally in exchange for a note in the amount of $125,000; a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On April 15, 1999, 500,000 shares were sold to officer/director Donald Smallman, in exchange for a note in the amount of $125,000; a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On April 15, 1999, 10,000 shares were issued to William F. Roach in exchange for administrative services rendered to the company; a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On May 23, 1999, 900,000 shares were issued to Richard Swift in exchange for administrative services rendered the company; a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On May 23, 1999, 50,000 shares were issued to Kenneth Eade, in exchange for legal services rendered the company; a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On May 25, 1999, 400,000 shares were issued to R. Nordstrom, in exchange for public relations, press relations, and investor relations full time services rendered the company; a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On June 1, 1999, 98,000 shares were issued to M. Williams in exchange for the sum of $15,000; a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On June 11, 1999, 100,000 shares were issued to John Witkop, in exchange for $17,000 in cash; a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to
Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On July 9, 1999, 200,000 shares were issued to R. Swift, in exchange for administrative services; a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On July 21, 1999, 25,000 shares were issued to Brenda Mason, in exchange for clerical services rendered the company; an investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On July 22, 1999, the Company issued 1,875,000 shares of its common stock to an three independent contractor consultants; 625,000 to Richard Surber, 625,000 to Allan Wolfson, and 625,000 to Jon Roylance, in exchange for consulting services, pursuant to Rule 701 of the Securities Act of 1933. There was no underwriter involved in the transaction. The services rendered were providing general financial advice to corporate management, and assisting the company in locating, evaluating and effecting a merger and/or acquisition.

On July 22, 1999, the Company issued 750,000 shares to Delman Corp., 750,000 shares to Moore & Elrod, Inc. And 1,500,000 shares to AZ Professional Services, corporations controlled by the above-referenced independent contractor consultants, in exchange for consulting services rendered the company; a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction. The exact services provided were financial advice to management, and assisting in locating, evaluating and effecting a merger and/or acquisition.

On September 28, 1999, the company issued 1,100,000 shares to Farmland Corporation, a former secured creditor of the company, as a result of the exercise of an option to convert debt to common stock; a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On September 28, 1999, the company issued 1,500,000 to L. Hollebrands, a former secured creditor of the company, as a result of the exercise of an option to convert debt to common stock; a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On September 28, 1999, the company issued 1,400,000 shares to D.C.S., a former secured creditor of the company, as a result of the exercise of an option to convert debt to common stock; a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On September 28, 1999, the Company issued 4,000,000 to George White, a former officer, a former secured creditor of the company, as a result of the exercise of an option to convert debt to common stock; a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On September 28, 1999, the Company issued 100,000 shares to M. Williams, in exchange for the sum of $15,000; a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On September 28, 1999, the Company 300,000 shares to R. Swift for administrative services; a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On September 29, 1999, the Company issued 1,400,000 shares to Desert Corporate Services, Inc., in exchange for money owed for corporate and clerical services. Desert Corporate Services, Inc. is a company in which Robert T. Yarbray has a beneficial ownership, a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On October 6, 1999, the Company issued 3,000,000 shares to Mike Taradash, in consideration of the agreement to acquire all of the shares of Beverly Associates, which agreement has been rescinded and the shares returned to the Company for cancellation. Mr. Tardash is a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On March 3, 2000, the Company issued 1,500,000 shares to Frank Scivally, a corporate officer and director, in exchange for services rendered; an sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On March 3, 2000, the Company issued 1,500,000 shares to Don R. Smallman, a corporate officer and director, in exchange for services rendered; an sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On March 31, 2000, the Company issued 1,000,000 shares to George White, a former officer, a former secured creditor of the company, as a result of the exercise of an option to convert debt to common stock; a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On March 5, 2000, the Company issued 10,000 shares to Michael Ray
Campbell, in exchange for clerical services rendered the Company;
an investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities
Act of 1933, No underwriter was used in the transaction.

On March 5, 2000, the Company issued 750,000 shares to Robert T. Yarbray, in exchange for consulting and administrative services rendered the Company; a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On March 5, 2000, the Company issued 750,000 shares to Star Talent Management, a Company owned by counsel, Kenneth G. Eade, in exchange for legal services rendered the Company; a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On February 22, 1999, the Company sold 2,400,000 shares of its common stock, to Bruce Dorfman, an unrelated accredited investor and his two corporate entities, Wall Street Trading Group and Investors Equity Corp., pursuant to the exemption set forth in Regulation D, Rule 504, to an unrelated party in exchange for two promissory notes at a price of $0.25 per share, for total proceeds of $600,000. On April 6, 1999, the Company sold another 1,000,000 shares to the same unrelated party on a promissory note, and sporadic payments were made on the notes until May, 1999. The notes were consolidated into one note on May 12,1999. No underwriter was used in either transaction. The investor/promisor defaulted on the second payment of the consolidated note due May 31, 1999. On June 6, 1999, the Company rescinded the transaction and issued stop transfers on the shares of common stock sold. The investor failed to return the shares for cancellation or pay for the shares, so the Company filed a lawsuit in federal court in the Central District of Los Angeles, California to obtain cancellation of the shares issued. The Company requested the Court in the lawsuit to issue a temporary restraining order prohibiting the investor from selling any more of his free trading shares, which temporary restraining order was denied by the Court. During the lawsuit, the Company discovered that the investor had sold all of the free trading stock. The lawsuit was settled in January, 2000, in a confidential settlement, the terms of which the Company has been prohibited to disclose.

On February 26, 1999, the Company entered into an asset purchase and sale agreement with a Nevada corporation by the name of Cost Plus Five.com, Inc., (the "Nevada corporation"), whereby the Company was to acquire certain assets of the Nevada corporation, in exchange for 17,000,000 shares of common stock. The Company issued 6,984,000 shares of the 17,000,000 shares in furtherance of the agreement. However, it became apparent to the Company during a due diligence investigation that the Nevada corporation had issued false and misleading financial statements severely misstating its assets and liabilities, that its corporate charter had been revoked by the state of Nevada, and that its nine retail stores virtually had no assets. Therefore, the Company terminated negotiations. It subsequently, on April 13, 2000, acquired the proprietary website, "www.costplusfive.com" from its owners, Frank Scivally, Mahlon Meier, William Barker and Don Smallman, the directors of the Company, and changed the Company's business direction to that of Internet computer sales. Out of the 6,984,000 shares issued to consummate the terminated acquisition agreement, the Company has distributed 500,000 to Franklin Scivally, 500,000 to Don Smallman, 500,000 to William Barker and 500,000 to Mahlon Meier, in exchange for their respective interests in the Internet website and domain name, and 3,400,000 restricted shares to Bruce Dorfman and his related corporate entities, which have been returned to the Company treasury for cancellation. The Company is seeking the cancellation of the remaining 4,984,000 shares informally, and has issued a notice of rescission for them and placed stop transfer orders with its transfer agent.



PENNY STOCK STATUS

The Company's common stock is a "penny stock," as the term is defined by Rule 3a51(1)of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker_dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

     1. Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

     2. Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

     3. Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

     4. The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for Nortech's stock.

 (1) The above quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions.

 (2) Source of information: Stockmaster Stock Quotation Service
(Stockmaster.com) and Freerealtime.com, NASD Bulletin Board.

SECURITY HOLDERS

The approximate number of record holders of shares of the common stock of Nortech outstanding as of March 31, 2000 was approximately 110.

DIVIDENDS

No dividends have been declared or paid on the Company's common stock, and Nortech does not intend to pay dividends in the near future.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS:

In General

The Company is engaged in the business of sales of high quality, multimedia computer systems and peripherals through its web site on the Internet, supported by two affiliated retail locations in Arizona and Maryland. The Company sells its products at five percent over wholesale price to its membership. However, as of March 13, 2000, the Company is no longer issuing new memberships. Its Members pay $39.95 per family or $139.95 per business per year to receive these discounts on all products the company sells. The Company will continue to sell to its members at five percent above wholesale price, and will continue to sell products to the general public who are not members, but will emphasize providing business customers with computer hardware solutions to their data processing, and computing needs. The Company has financed its operations to date through the sale of its securities.

The Company was formerly known as Stop-N-Sock, Inc. The Company owned a 32 acre unimproved and undeveloped site in the Coachella Valley on Miles Avenue between Washington Boulevard near to Highway 111 in Indian Wells. The driving range was in the development stages, and never commenced operations. Management had plans to erect a high-tech golf practice range and teaching facility plus full pro shop, to feature 60 driving range stations having climate compensating misters/heaters, full lighting for night usage, automatic ball spotters, and computer aided video swing analysis. However, the Company determined that it would be in the best interests of the Company and its shareholders to abandon the project and to sell the site, due to the fact that management determined that the Company could not likely raise the capital required to develop the site to its full potential. The Company then put in a new management team and shifted its focus to Internet sales of computer products.

The Company entered into an agreement on February 16, 1999, to acquire the assets of Cost Plus Five.com, Inc., in exchange for 17 million shares. Cost Plus Five.com, Inc. is a Nevada corporation, which was incorporated on January 25, 1999, corporation number C1574-99. Enclosed herewith is a copy of the articles of incorporation. The assets consisted of inventory, equipment in retail computer stores; as follows: one store in Rockville, Maryland, owned by Bill Barker; one store in Tuscon, AZ, owned by Frank Scivally; two stores in Houston, Texas, owned by Lee Jackson and Tom Mitchell, respectively; one store in Boise, Idaho, owned by Paul Graham; one store in Grapevine, Texas, owned by Mahlon Meier; one store in Bedford, Texas, owned by John Fecteau; and one store in Phoenix, AZ, owned by Don Smallman. On March 1, 1999, the Company issued 6,984,000 shares in performance of the agreement. Shortly thereafter, the Company discovered that the charter of this company had been revoked for non payment of fees to the Secretary of the State of Nevada, and that financial statements presented to the Company during the due diligence process, falsely represented the stores owned by Lee Jackson, Tom Mitchell, and John Fecteau had been falsified. Thereupon, the Company rescinded the asset purchase agreement and offered to enter into an agreement with the owners of the stores to instead enter into an agreement to acquire the web site from Frank Scivally and Don Smallman, and to acquire the trade and domain name, Costplusfive.com, and affiliate with each of the remaining store owners. Each store owner was to be issued 500,000 shares in exchange for a $125,000 promissory note payable to the Company on demand. Frank Scivally, Don Smallman, Mahlon Meier, and Bill Barker agreed, but Lee Jackson, Tom Mitchell, Paul Graham and John Fecteau refused. 500,000 shares of restricted shares were issued to Scivally, Barker, Meier and Smallman, for a total of 2,000,000 shares. The Company canceled 1,240,000 shares of the 6,984,000, and has placed stop transfer orders and is seeking the return of the remaining 5,744,000 shares through informal negotiations.

The Company commenced operations in April, 1999. The Company is now engaged in sales of computer systems through its Internet website. During the first quarter of the fiscal year ended March 31, 2000, the Company changed its plan of operations from the development of a driving range on unimproved real property to Internet computer sales. Since March, 1999, the Company has expanded its website to offer "e-commerce" capability, which enables the Company to accept credit card sales over the Internet. It has also improved the format of the website and increased the information available on products offered by the Company. The Company was vigorously pursuing sales of memberships in its wholesale buying club until March 13, 2000, when the Board of Directors determined that a shift in emphasis to business to business commerce. Since the Company only recently began its operations, it can only focus on its plans for the future, which are summarized below. There can be no assurance that these plans will be realized by the Company.

Results of Operations

Year ended March 31, 1999 as compared to year ended March 31, 2000.

Sales for the year ended March 31, 2000 were $2,360,079, compared to $0 reported in 1999. The increase in sales is attributed to the commencement of operations.

Gross profit for the year ended March 31, 2000 was $1,734,019, a 100% increase over the previous year. The increase in gross profit is attributed to the commencement of operations.

Administrative and marketing expenses decreased from $2,207,322 in the year ended March 31, 1999 to $2,165,732. The decrease was insignificant.

Interest expense decreased to $19,326 in the year ended March 31, 2000, as compared to $191,474 reported the previous year.

The Company incurred a net income of $686,561, or $.029 per share for the year ended March 31, 2000, compared to a net loss of $2,403,082 the previous year. The net profit is attributable to other income booked, including recovery from litigation and a gain booked on the distribution of land. It was not attributable to operations, which resulted in a loss of $461,494.

Liquidity and Capital Resources

At March 31, 2000, the Company had a working capital surplus of $122,992, as compared to a working capital deficit of $1,332,613.
The creation of the surplus is attributed to the Company's elimination of the debt on the golf property and its increase in cash, accounts receivable and inventory.

Net cash flows from operating activities was $686,561, as compared to $2,403,082 cash used in operating activities in the previous fiscal year. The Company attributes the change in this figure to the elimination of the golf range property and the commencement of operations.

Plan of Operations

There are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity, other than the fact that the Company expects, until it is able to raise additional equity capital, that it will suffer from cash deficits. The Company has no sources of liquidity at this time, other than revenues from operations, which have only recently commenced, either internal or external. Its operations have just recently commenced, and it will depend on the raising of additional equity capital to continue its operations. There are no material commitments for capital expenditures, other than normal operating expenses, which the Company intends to satisfy by additional equity financing. There are no known trends, events or uncertainties that the Company is aware of that have had or that are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from the Company's continuing operations. The most significant change in the financial condition of the Company in the past 12 months has been the change in operations from the development to a golf driving range to selling computer systems over the Company's Internet web site, which occurred in March, 1999. There are no seasonal aspects that had a material effect on the financial condition or results of operation that the Company is aware of.

The Company has cash requirements of approximately $180,000 for the next 12 months. It estimates that it will be able to satisfy its cash requirements for the next 12 months through private placements of its common stock. However, there can be no assurance that the Company will be successful in raising all of the capital it needs to satisfy its cash requirements. The Company intends to raise more capital to fund its operations by private and public placements of its common stock. However, there can be no assurance that the Company will be able to successfully raise the capital required by additional issuance of Company common stock. The Company does not manufacture its own products; therefore it does not anticipate product research and development costs in the next 12 months. It does not expect the additional purchase or sale of significant equipment, and it does not expect a significant change in the number of its employees for the next 12 months.

The Company's plan of operations over the next 12 months includes maintaining relationships with business customers it has cultivated in the past twelve months, and emphasizing the providing of computer systems solutions to businesses' computing needs, as well as continuing to sell computer systems, and peripherals via its Internet web site. The Company will seek to foster long term relationships and word of mouth referrals through customer service and its affiliated locations, and will seek to expand the number of affiliated locations through the use of approximately 100 square foot retail kiosks strategically placed in existing businesses and shopping centers. The kiosks will offer sales of all computer products offered by the Company, and service. Operators of retail locations will split 50% of gross profits from all sales and services.

The Company plans to seek joint venture or acquisition opportunities which compliment the Company's expansion plans. In other words, the Company is seeking to enter into business arrangements with other companies with national retail locations who may be interested in forming a venture with the Company whereby the Company can offer a retail kiosk in the national retail locations. The Company is also seeking acquisition candidates with national retail locations who are interested in possibly becoming a subsidiary of a publicly held OTC Bulletin Board Company, in exchange for Company common stock.

Forward Looking Statements

This registration statement contains forward-looking statements. The Company's expectation of results and other forward-looking statements contained in this registration statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.

ITEM 7.     FINANCIAL STATEMENTS:

The Company's financial statements for the years ended December
31, 1999 and
1998 are included under Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND
FINANCIAL DISCLOSURE

The former accountant, Julius Otto resigned in January, 2000, citing delays in receiving financial information from the Company as his reasons for resignation. The Company appointed a new independent accountant, Roger G. Castro, which decision was approved by the Board of Directors, and was ratified by the shareholders on May 12, 2000. There were no disagreements with the former accountant on any matter of accounting principle, or practice, financial statements disclosure or auditing scope or procedure. The former accountant has indicated his agreement with the statements made by the Company concerning the change in the Company's independent accountant. The Company has fully authorized the former accountant to respond fully to the inquiries of the successor accountant concerning all of the Company's financial reports and audits. The new accountant, Roger
G. Castro, was engaged on April 11, 2000.


PART III.
---------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
   PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
ACT.


The Executive Officers of the Company, and their ages, are as follows:

Name                         Age          Position
----                         ---          --------
Donald R. Smallman           37           Secretary, Director

Franklin R. Scivally         47           President, Treasurer,
Director

James L. Rather              46           Director

Robert M. Daddio             50           Director

Donald Smallman. Mr. Smallman is employed as the Secretary and Director of the Company, and has been since March 1, 1999. From June, 1997 through March 1, 1999, he was the owner of a Cyber Exchange franchise in Phoenix, Arizona. From April 1996 through June, 1997, he was employed by CDI in Phoenix, Arizona as a software engineer,/developer. From December, 1994 through February, 1996, he was employed by First Approach - Energy - River Bend Nuclear Generating Station, in St. Francisville, Louisiana as a software engineer/developer, and from March, 1994 through November, 1994, he was employed by Atlantic Group, Inc. Arizona Public Service Palo Verde Nuclear Generating Station in Phoenix, Arizona, in various positions, including I&C Procurement Engineer, Electrical Engineer, and I&C Engineer. He was previously employed by Bechtel Power Corporation from May, 1991 through November, 1993 at the Palo Verde Nuclear Generating Station in Phoenix, Arizona, and from August, 1990 through April, 1991, he served as Electrical Engineer for Advanced Technology, Inc. At the Tennessee Valley Authority Watts Bar Nuclear Plant in Chattanooga, Tennessee. From October, 1989 through August, 1990, he was employed by Black & Veatch as an Electrical/I&C Design Engineer at the Palo Verde Nuclear Generating Station, and from September, 1982 through October, 1989, he was employed as an Electrical/I&C Engineer at the Tennessee Valley Authority Sequotah Nuclear Plant in Chattanooga, Tennessee.

Franklin R. Scivally. Mr. Scivally is the Treasurer and Director of the Company and has been since March 1, 1999. He has been the President of The Company since June 1, 1999. He is also the owner of the CostPlusFive.com affiliated location in Tucson, Arizona, and has been so employed since March 1, 1999. He is also the President of Scivally Enterprises, LLC. From January, 1992 through December, 1997 he was employed by Questech, Inc. as Project Manager. From December, 1997 through March 1, 1999, the was employed as the owner of a Cyber Exchange franchise in Tuscon, Arizona. From November, 1971 through December, 1971 he was a Commissioned Officer in the United States Air Force, in various positions, including Chief, Quality Assurance Division of the Tomahawk Cruise Missile Wing, Maintenance Control Officer, Minuteman & Ground, launch Cruise Missile Launch Officer, Minuteman Weapon System Launch Analyst, Chief, Maintenance Control, assignment through the Air Force Institute of Technology to Hughes Aircraft Company, and Manufacturing Manager for the MILSTAR program. He holds a Master of Arts/management & Supervision from Central Michigan University, 1983, a Bachelor of Science/Business Management, 1980 from the University of LaVerne, and an Associate of Arts/Electronics, 1978 from Alan Hancock College.

James L. Rather. Mr. Rather is a director of the Company, and has served as such since his provisional appointment to the Board of Directors on March 20, 2000. Since 1981, he has been self employed as a practicing attorney. From 1974 through 1979 he was employed as a Revenue Officer for the Internal Revenue Service. Mr. Rather holds a B.A. from the University of Tennessee, 1974; an LLM in Taxation from the University of San Diego, 1985; and a J.D. from Southwestern University School of Law, 1981. He is licensed to practice law in the states of California, Florida and Tennessee.

Robert M. Daddio. Dr. Daddio has been a self employed practicing dentist in the Silicon Valley since 1997. Dr. Daddio holds a B.S. degree from College of Marin, 1971, and a D.D.S. from University of the Pacific, 1976.


FAMILY RELATIONSHIPS.

There are no family relationships among directors, executive officers or other persons nominated or chosen by the Company to become officers or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

The Company is not aware of any material legal proceedings involving any director, director nominee, promoter or control person including criminal convictions, pending criminal matters, pending or concluded administrative or civil proceedings limiting one's participation in the securities or banking industries, or findings of securities or commodities law violations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.
Section 16(a) of the Securities Exchange Act of 1934 requires Nortech's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish Nortech with copies of all
Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, Nortech believes that, during the fiscal year ended March 31, 2000, 1999, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the cash and non-cash compensation paid by the Company to its Chief Executive Officer and all other executive officers for services rendered during the fiscal year ended March 30. 1999. No salaries are being paid at the present time. There were no grants of options or SAR grants given to any executive officers during the last fiscal year.

                       Annual Compensation
                       -------------------

Name and Position   Salary     Bonus     Annual Deferred Salary
-----------------   ------     -----     ----------------------

None




ITEM 10.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT:

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of the Company as of the end of the fiscal year, 1998, by (I) each person who is known by the Company to be the beneficial owner of more than five percent () of the issued and outstanding shares of common stock,
(ii) each of the Company's directors and executive officers, and
(iii) all directors and executive officers as a group.

Name and Address             Number of Shares    Percentage Owned
----------------             ----------------    ----------------
James L. Rather                 1,035,000               4.10%
575 Anton Blvd., Suite 300
Costa Mesa, CA 92626

Donald Smallman                  1,500,000              2.0
11337 West Olive Drive
Avondale, AZ 85323

Franklin R. Scivally               1,500,000            2.0
200 S. Hampton Hill Court
Tucson, AZ 85711

Robert T. Yarbray(2)               3,600,000            7.23%
46280 Manitou Drive
Indian Wells, CA 92210

Robert M. Daddio                      10,010             .04%
973 Sherman Way
Pleasanton, CA 94566

George White                       5,000,000              10%
1977 High Schylea Drive
Kamloops, BC V2E 1S2 Canada

AZ Professional Services, Inc.(3)  5,125,000            10.29%
268 West 400 South #300
Salt Lake City, UT 84101

Allan Wolfson(2)                   5,125,000            10.29%
268 West 400 South #300
Salt Lake City, UT 84101


Officers and Directors
as a Group                        4,045,010              8.12%
----------
(1) This table is based upon 49,800,060 shares issued and outstanding as of August 17, 2000.
(2) 1,500,000 shares are held by Desert Corporate Services, Inc., a company in which Mr. Yarbray is an officer and director. Yarbray disclaims beneficial ownership of the shares.
(3) 625,000 of the 4,125,000 shares are owned by Allan Wolfson, a principal of AZ Professional Services, and the remainder are owned by AZ Professional Services. The 625,000 shares to Wolfson and 1,500,000 shares issued to AZ Professional Services were original issue from Company treasury. The Company demanded and received back these 1,500,000 shares on the grounds of failure of consideration. AZ acquired the remaining 3,000,000 shares in a private transaction with shareholder George White.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 26, 1999, the Company signed an agreement for the purchase of assets of a Nevada corporation by the name of Cost Plus Five.com, Inc., which purported to own nine retail computer stores, in exchange for 17 million shares, and issued 6,984,000 of those 17 million shares of its common stock to effectuate the agreement. However, Shortly thereafter, the Company rescinded the contract after it discovered that the state of Texas was preparing to close two stores in Houston owned by Lee Jackson, for non payment of taxes. The Company rescinded the asset purchase contract because the discovery of the financial discrepancies on the two Houston stores made all of the financial statements suspect. It subsequently, on April 13, 2000, acquired the proprietary website, "www.costplusfive.com" from its owners, Frank Scivally, Mahlon Meier, William Barker and Don Smallman, the directors of the Company, and changed the Company's business direction to that of Internet computer sales. Out of the 6,984,000 shares, the Company has distributed 500,000 to Franklin Scivally, 500,000 to Don Smallman, 500,000 to William Barker and 500,000 to Mahlon Meier, in exchange for their respective interests in the Internet website and domain name, and in exchange for a $125,000 note payable to the Company from each officer. The Company intends to seek the cancellation of the remaining 4,984,000 shares.

The related parties who own the current affiliate locations are the officers and directors of the Company.

Robert T. Yarbray is the only person who may be considered to be a founder of the Company. On or about December 1, 1998, Robert
T. Yarbray, who was president of the Company at the time, was issued 600,000 shares of Company common stock in exchange for and as a retainer for his services as president. On or about April 13, 1999, outgoing president Robert T. Yarbray was hired as a consultant to the Company, and compensated for monthly full time consulting services the amount of 1,000,000 shares of company common stock, in exchange for 12 months' worth of full time consulting services. On or about March 9, 2000, Robert T. Yarbray was issued an additional 750,000 shares of common stock, in consideration of an annual retainer for consulting services for the following year. The company leases office space from Mr. Yarbray at $800 per month.

On April 15, 1999, 500,000 shares were sold to officer/director William Barker in exchange for a note in the amount of $125,000, a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On April 15, 1999, 500,000 shares were sold to officer/director
Mahlon Meier, in exchange for a note in the amount of $125,000, a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On April 15, 1999, 500,000 shares were sold to officer/director Franklin Scivally in exchange for a note in the amount of $125,000; a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On April 15, 1999, 500,000 shares were sold to officer/director Donald Smallman, in exchange for a note in the amount of $125,000; a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On May 23, 1999, 50,000 shares were issued to Kenneth Eade, in exchange for legal services rendered the company; a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On September 28, 1999, the company issued 1,100,000 shares to Farmland Corporation, a former secured creditor of the company, as a result of the exercise of an option to convert debt to common stock; a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On September 28, 1999, the company issued 1,500,000 to L. Hollebrands, a former secured creditor of the company, as a result of the exercise of an option to convert debt to common stock; a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On September 28, 1999, the company issued 1,400,000 shares to D.C.S., a former secured creditor of the company, as a result of the exercise of an option to convert debt to common stock; a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On September 28, 1999, the Company issued 4,000,000 to George White, a former officer, a former secured creditor of the company, as a result of the exercise of an option to convert debt to common stock; a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On September 29, 1999, the Company issued 1,400,000 shares to Desert Corporate Services, Inc., for money owed for corporate and clerical services rendered; a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to
Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On October 6, 1999, the Company issued 3,000,000 shares to Mike Taradash, in consideration of the agreement to acquire all of the shares of Beverly Associates, which agreement has been rescinded and the shares returned to the Company for cancellation. Mr. Tardash is a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On February 26, 1999, the Company entered into an asset purchase and sale agreement with a Nevada corporation by the name of Cost Plus Five.com, Inc., (the "Nevada corporation"), whereby the Company was to acquire certain assets of the Nevada corporation, in exchange for 17,000,000 shares of common stock. The Company issued 6,984,000 shares of the 17,000,000 shares in furtherance of the agreement. However, it became apparent to the Company during a due diligence investigation that the Nevada corporation had issued false and misleading financial statements severely misstating its assets and liabilities, that its corporate charter had been revoked by the state of Nevada, and that its nine retail stores virtually had no assets. Therefore, the Company terminated negotiations. It subsequently, on April 13, 2000, acquired the proprietary website, "www.costplusfive.com" from its owners, Frank Scivally, Mahlon Meier, William Barker and Don Smallman, the directors of the Company, and changed the Company's business direction to that of Internet computer sales. Out of the 6,984,000 shares issued to consummate the terminated acquisition agreement, the Company has distributed 500,000 to Franklin Scivally, 500,000 to Don Smallman, 500,000 to William Barker and 500,000 to Mahlon Meier, in exchange for their respective interests in the Internet website and domain name, and 3,400,000 restricted shares to Bruce Dorfman and his related corporate entities, which the Company is currently seeking to cancel in the above-referenced lawsuit. The Company intends to seek the cancellation of the remaining 4,984,000 shares.

On March 3, 2000, the Company issued 1,500,000 shares to Frank Scivally, a corporate officer and director, in exchange for services rendered; an sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On March 3, 2000, the Company issued 1,500,000 shares to Don R. Smallman, a corporate officer and director, in exchange for services rendered; an sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On March 5, 2000, the Company issued 750,000 shares to Star Talent Management, a Company owned by counsel, Kenneth G. Eade, in exchange for legal services rendered the Company; a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

On March 31, 2000, the Company issued 1,000,000 shares to George White, a former officer, a former secured creditor of the company, as a result of the exercise of an option to convert debt to common stock; a sophisticated investor who had access to all corporate information, including the Company's most recent offering circular and financial statements, pursuant to Section 4(2) of the Securities Act of 1933, No underwriter was used in the transaction.

There have been no other transactions since the beginning of fiscal year 1998, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, inclusive of cash and noncash transactions, and in which any of the officers, or directors, or holders of over of the Company's stock have or will have any direct or indirect material interest. The Company does not currently have any policy toward entering into any future transactions with related parties.

ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

(a)  Financial Statements (included in Part II of this Report):

 Report of Independent Certified Public Accountant
 Financial Statements
 Balance Sheets
 Statement of Loss And Accumulated Deficit
 Statements of Cash Flows
 Statements of Stockholder's Equity
 Notes to Consolidated Financial Statements

 (b) Reports on Form 8-K: None

 (c) Exhibits


[CAPTION]
Item 13. FINANCIAL STATEMENTS

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Board of Directors and Shareholders
   ComputerXpress, Inc.

We have audited the accompanying consolidated balance sheets of ComputerXpress, Inc. as of March 31, 2000 and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statements of ComputerXpress, Inc.(formerly
CostPlusFive.com, Inc.) as at March 31, 1999 and 1998 were audited by other auditor whose report dated April 2, 1999, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as going concern. As discussed in Note I to the financial statements, the Company has an accumulated deficit at March 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

ROGELIO G. CASTRO, CPA
Oxnard, California
August 14, 2000
































ComputerXpress, Inc.
Balance Sheets
As of March 31, 2000 and 1999

                                                     2000                 1999
                                                  ----------           ----------
ASSETS
Current Assets:
  Cash in banks                                 $   105,676           $      210
  Accounts receivable                                33,701
  Inventory                                          31,768
  Prepaid expenses                                    4,924
                                                  ----------           ----------
    Total Current Assets                            176,069                  210
                                                  ----------           ----------
Property and Equipment (net)                         90,348               22,500

Other Assets:
  Receivable from litigation                        850,000
  Land held for future use                                -              860,555
                                                  ----------           ----------
    Total Other Assets                              850,000              860,555

TOTAL ASSETS                                    $ 1,116,417           $  883,265
                                                  ----------           ----------
                                                  ----------           ----------
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                             $     53,077           $  357,497
  Accrued expenses                                   30,108
  Notes payable                                       9,627              562,500
  Advances from officers and stockholders                 -              352,826
  Debentures                                         57,623               50,000
                                                  ----------           ----------

    Total Current Liabilities                        150,435           1,322,823
                                                  ----------           ----------

Stockholders' Equity:
  Common stocks , $.001 par value
    Authorized shares-50,000,000 and 25,000,000
    Issued and outstanding shares-45,915,060 shares
      and 19,842,000 shares, respectively             45,915           19842
  Paid in capital           3,388,909              2,721,003
  Stock subscription receivable                     (500,000)       (525,000)
  Retained deficit           (1,968,842)          (2,655,403)
      Total Stockholders' Equity                     965,982        (439,558)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  1,116,417    $    883,265














ComputerXpress, Inc.
Statements of Operations
For the years ended March 31, 2000, 1999, 1998

                                                  2000          1999          1998
                                               ----------    ----------    ----------
Sales                                        $ 2,360,079    $       -      $      -
Cost of sales                                    626,060            -             -
                                               ----------    ----------    ----------
Gross profit                                   1,734,019            -             -
Operating expenses:
  General and administrative expenses          2,165,732     2,207,322        119,840
  Interest expense                                19,326       191,474        129,267
  Depreciation                                    10,455         4,286          3,214
                                               ----------    ----------    ----------
    Total Expenses                             2,195,513     2,403,082        252,321
                                               ----------    ----------    ----------
Income (Loss) from operations                $ (461,494)    (2,403,082)     $(252,321)

Other income
  Recovery judgement from litigation            850,000            -              -
  Gain on disposition of land                   298,055
     Total Other Income                       1,148,055            -              -

Net income (loss)                            $  686,561     (2,403,082)     $(252,321)

Earnings (loss) per common shares -
    basic and diluted                        $        0.029 $        (2.34) $       (7.93)

Weighted average shares outstanding          23,469,445       1,028,844         31,804

ComputerXpress, Inc.
Statements of Cash Flows
For the years ended March 31, 2000, 1999, and 1998

                                                       2000          1999          1998
                                                    ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $ 686,561    $ (2,403,082)  (252,321)

  Adjustments to reconcile net loss to
      net cash used by operating activities:
      Depreciation & amortization                     10,455           4,286      3,214

     Accounts receivable                             (33,701)
     Inventory                                       (31,768)
     Prepaid expense                                  (4,924)
      Stocks issued for services                     253,735      1,747,498
      Receivable from litigation                    (850,000)
      Accounts payable and accruals                 (266,689)       300,080     57,417

      Advances from officers & shareholders         (352,826)       323,841     28,985

NET CASH USED BY OPERATING ACTIVITIES               (589,157)      (27,377)   (162,705)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment              (78,303)           -      (30,000)
  Land - site for future development                 860,555            -     (860,555)
NET CASH USED BY INVESTING ACTIVITIES                782,252      (890,555)
CASH FLOWS FROM FINANCING ACTIVITIES
  Notes payable                                     (245,873)     (148,769)    861,269

  Stocks cancelled                                  (21,756)
  Subscriptions receivable                           25,000       (525,000)
  Stocks issued for cash                            155,000        691,400   201,947
NET CASH PROVIDED  BY FINANCING ACTIVITIES          (87,629)        17,631
1,063,216

INCREASE (DECREASE) IN CASH                         105,466        (9,746)     9,956

BEGINNING CASH                                          210         9,956          -


ENDING CASH                                    $    105,676     $     210      9,956
DISCLOSURE FROM OPERATING ACTIVITIES
  Interest expense                                   19,326     $ 191,474   $ 98,563

NON CASH DISCLOSURE
14,994,000 shares of common stocks
 issued for services                                253,735     1,747,498
100,000 shares issued to convert
 debentures payable                                               100,000













ComputerXpress, Inc.
Statement of Stockholders' Equity
As of March 31, 2000
                                Number
                                of           Common        Additional  Stocks        Retained
                                Shares       Stock         Paid-In-    Subscription  Earnings
                                Outstanding  at Par Value  Capital     Receivable    (Deficit)
                                -----------  ------------  ----------  ------------  --------

Balance at March 31, 1997           -       $       -      $    -      $     -      $      -

Net loss - March 31, 1998

Stocks issued for cash          1,850,000       1,850        200,097
                                -----------  ------------  ----------  ------------  --------

Balance at March 31, 1998       1,850,000       1,850        200,097                 (252,321)

Net loss - March 31, 1999                                                          (2,403,082)
Shares issued for convertible
 debentures payable               100,000         100         99,900
Shares issued for services     14,994,000      14,994      1,732,504
Shares issued in exchanged
 for notes receivable           2,100,000       2,100        522,900
Shares issued for cash            300,000         300         74,700
Shares issued for cash            498,000         498         90,902
Common stocks subscribed                                                 (525,000)
                                -----------  ------------  ----------  ------------  --------
Balance at March 31, 1999      19,842,000    $ 19,842      2,721,003     (525,000)  (2,655,403)

Net income - March 31, 2000       686,561
Shares issued for cash          1,221,000       1,221        153,779
Shares issued for services     23,066,816      23,067        230,668
Shares cancelled                 (214,756)       (215)      (214,541)
Subscription receivable           525,000
Common stocks subscribed        2,000,000       2,000        498,000      (500,000)
Balance at March 31, 2000      45,915,060      45,915      3,388,909      (500,000) (1,968,842)


























[CAPTION]
ComputerXpress, Inc.
Consolidated Notes to Financial Statements
For the year ended March 31, 2000


NOTE A      DESCRIPTION OF THE BUSINESS AND ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

ComputerXpress.Com, Inc. (formerly known as "CostPlusFive.com, Inc.") (The Company) was incorporated under the laws of the state Nevada on January 15, 1997.

The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Nevada including, without limitation, to engage in the business of selling computer products through electronic commerce (e-commerce).

SIGNIFICANT ACCOUNTING POLICIES

1.  The Company uses the accrual method of accounting.

2. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.


3. Advertising Costs - The Company expenses the costs of advertising in the periods in which those costs are incurred. Advertising expense was approximately $105,080 for the year ended March 31, 2000

4.  Earnings Per Share - The Company has adopted Statement of
 Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common stockholders by the Weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilative.

5. Depreciation; the cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related assets or the estimated lives of the assets. Depreciation is computed on the straight-line method for reporting purposes and for tax purposes.

ComputerXpress, Inc.
Notes to Financial Statements (continued)
For the year ended March 31, 2000


6. Estimates; The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

7. Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not those assets will not be recovered.

8. Revenue Recognition - Sales of goods and services and the related cost of sales are recognized when orders forms are received and goods are shipped or services are delivered. Accounts receivable are periodically reviewed by management to assess collectibility. As of March 31, 1999 and 1998, the Company has recorded no reserve against accounts receivable as a result of management's review.

NOTE B - PROPERTY AND EQUIPMENT

The Company capitalizes the purchased and fixtures for major purchases in excess of $300 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation.

The following is a summary of property and equipment at cost, less accumulated depreciation:

                                 2000                 1999
                                --------             --------
 Furniture and equipment        105,089              $30,000
Less accumulated depreciation   (14,741)              (7,500)
                                 -------             -------
 Total                         $ 90,348              $22,500
                                 ======              =======





NOTE C - CONVERTIBLE SUBORDINATED DEBENTURES PAYABLE

The Board of Directors, on July 17, 1997, authorized the sale and issue of a total of $150,000 in convertible debentures are unsecured, bear interest at 10%, which is to be accrued and paid on the first day of the thirteenth month after the day of issuance.

The debentures, together with the accrued interest, are convertible into 1,000 shares of the Company's common stock for each $1,000 principal amount no sooner than the sixth day of the thirteenth month of the date of issuance. Prior to March 31, 1999 $100,000 of these debentures has been converted to common stock.


NOTE E - RELATED PARTY TRANSACTIONS

Related party payables include a $352,826 payable to a stockholder.
See Note D.

NOTE F - LEASE COMMITMENT AND CONTINGENCIES

The Company leases its office space under a month-to-month lease/rental agreement. Total rental expense payments for the year ended March 31, 2000 was $56,854.

NOTE G   GOING CONCERN

The Company has an accumulated deficit of $1,968,842 and nominal assets with which to create operating capital. The Company seeks to raise operating capital with which to seek business opportunities to utilize the technology it has acquired via placements of its common stock. However, there can be no assurance that such offering or negotiations for private capital will be successful. Management plans to raise additional working capital in subsequent private offerings of its common stock.














[CAPTION]


Item 14.  EXHIBITS, FINANCIAL STATEMENTS

(a)  Report of Independent Certified Public Accountant dated
     August 14, 2000
     Financial Statements
     Balance Sheets
     Statement of Loss And Accumulated Deficit
     Statements of Stockholder's Equity
     Statements of Cash Flows
     Notes to Consolidated Financial Statements

(b)Reports on Form 8-K: Not Applicable

(c)Exhibits


































Exhibits 3.1 through 16 are incorporated by reference to the Company's Form 10SB12G/A filed
September 18, 2000.


Exhibit No.            Description                               Location
-----------            -----------                               ---------
3.1            Articles of Incorporation                      Exhibit 3(a)Form 10SB12G/A
                                                              of Company, filed 9/18/00

3.1a           Amendment to Articles of Incorporation         Exhibit 3(a)2 Form 10SB12G/A of
                                                              Company, filed 9/18/00

3.1b           Amendment to Articles of Incorporation         Exhibit 3(a)3Form 10SB12G/A of
                                                              Company, filed 9/18/00

3.1c           Amendment to Articles of Incorporation         Exhibit 3(a)4Form 10SB12G/A of
                                                              Company, filed 9/18/00

3.1d           Amendment to Articles of Incorporation         Exhibit 3(s)5 Form 10SB12G/A of
                                                              Company, filed 9/18/00

3.2            By-laws                                        Exhibit 3(b)Form 10SB12G/A of
                                                              Company, filed 9/18/00

10.1           Asset acquisition agreement                    Exhibit 10(a) Form 10SB12G/A of
                                                              Company, filed 9/18/00

10.2           Affiliation agreement                          Exhibit 10(b)Form 10SB12G/A of
                                                              Company, filed 9/18/00

10.3           Membership agreement                           Exhibit 10(c)


10.4           Minutes of April 13, 1999                       Exhibit 10(d)Form 10SB12G/A of
                                                               Company, filed 9/18/00

1O.5           Agreement with Specialized Leasing             Exhibit 14 Form 10SB12G/A of
                                                              Company, filed 9/18/00

14             Report of Former Independent Accountant        Exhibit 16Form 10SB12G/A of
                                                              Company, filed 9/18/00

16             Letter of Former Independent Accountant        Exhibit 16

27             Financial Data Schedule






















                                  SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: September 19, 2000

COMPUTERXPRESS.COM, INC.
   ("Company")

      Frank Scivally
______________________________________
Frank Scivally, President, Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
registrant and in the capacities and on the dates indicated.

Signature                          Title                               Date
-------------------                ------                              ----
Franklin R. Scivally           Pres., Director                  September 19, 2000

James Rather                   Director                         September 19, 2000

Donald R. Smallman             Treasurer/Director               September 19, 2000

Robert Daddio
Secretary/Director                                              September. 19, 2000
































[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE

[ARTICLE] 5
[PERIOD-TYPE]                              12-MOS
[FISCAL-YEAR-END]                          MAR-31-2000
[PERIOD-END]                               MAR-31-2000
[CASH]                                         105,676
[SECURITIES]                                         0
[RECEIVABLES]                                   33,701
[ALLOWANCES]                                    31,768
[INVENTORY]                                    176,069
[CURRENT-ASSETS]                                90,438
[PP&E]                                          10,455
[DEPRECIATION]
[TOTAL-ASSETS]                               1,116,417
[CURRENT-LIABILITIES]                          150,435
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        45,915
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                 1,116,417
[SALES]                                      2,360,079
[TOTAL-REVENUES]                             2,360,079
[CGS]                                          626,060
[TOTAL-COSTS]                                2,165,732
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              19,326
[INCOME-PRETAX]                                686,561
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                            686,561
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    686,561
[EPS-BASIC]                                      .029
[EPS-DILUTED]                                      .029