Form 10QSB
period 2000-09-30
COMPUTERXPRESS COM INC
filed 2000-11-21
CIK 1087329

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549
FORM 10QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                         COMMISSION FILE NUMBER 0-26349

                             COMPUTERXPRESS.COM, INC.
                    ------------------------------------------
              (Exact name of registrant as specified in its charter)


          Nevada                                  86-0853156
----------------------------------      ----------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)


79811 "A" Country Club Drive
Bermuda Dunes, CA                                      92201
-------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

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

The number of shares of the registrant's common stock as of September 30, 2000:
45,915,060 shares.

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

Item 3.  Risks

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote
Notice of Annual Meeting to Shareholders and Proxy Statement on
Form 14a filed 5/10/2000

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K
None

SIGNATURES

FINANCIAL DATA SCHEDULE



[CAPTION]
ComputerXpress, Inc.
Condensed Balance Sheets
                                        September 30,            March 31,
                                        2000                     2000
                                        -------------            ---------
                                        (Unaudited)
ASSETS
Current Assets:
  Cash in banks                         $       540         $     105,676
  Accounts receivable                             -                33,701
  Inventory                                       -                31,768
  Prepaid expenses                                -                 4,924
                                        -------------            ---------
    Total Current Assets                        540               176,069
                                        -------------            ---------
Property and Equipment (net)                 83,378                90,348
Other Assets:
  Receivable from litigation                850,000               850,000
                                                  -                     -
                                        -------------            ---------
    Total Other Assets                      850,000               850,000
                                        -------------            ---------
TOTAL ASSETS                            $   933,918         $   1,116,417
                                        =============            =========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                      $    44,935         $      53,077
  Accrued expenses                           30,108
  Notes payable                              17,689                 9,627
  Debentures                                 57,623                57,623
                                        -------------            ---------
    Total Current Liabilities               120,247               150,435
                                        -------------            ---------
Stockholders' Equity:
Common stocks , $.001 par value
    Authorized shares-50,000,000
 and 25,000,000
    Issued and oustanding shares
    -45,915,060 shares
      and 19,842,000 shares, respectively    45,915                45,915
  Paid in capital                         3,389,909             3,388,909
  Stock subscription receivable            (500,000)             (500,000)
  Retained deficit                       (2,122,153)           (1,968,842)
                                        -------------            ---------
      Total Stockholders' Equity            813,671               965,982
                                        -------------            ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                   $   933,918         $   1,116,417
                                        =============            =========





[CAPTION]
ComputerXpress, Inc.
Condensed Statement of Operations

                              For the three months     For the six months
                              ended September 30,      ended September 30,
                              2000           1999      2000        1999
                              -----------------------  ---------------------
                              (Unaudited) (Unaudited) (Unaudited) (Unaudited)

Sales                         $  60,891  $ 175,064     $ 151,123  $  542,486
Cost of sales                    41,241    128,846       105,243     175,451
Gross profit                     19,650     46,218        45,880     367,035

Operating expenses:
  General and
 administrative expenses         66,120     40,470       199,191     289,522
    Total Expenses               66,120     40,470       199,191     289,522

Income (Loss) from operations  $(46,470) $   5,748     $(153,311) $   77,513
                               ========= ==========    ==========   =========

[CAPTION]
ComputerXpress, Inc.
Condensed Statements of Cash Flows

                                             For the six months ended
                                             September 30,
                                             2000                1999
                                             -------------------------
                                             (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                   $ (153,311)    $    77,513
  Adjustments to reconcile net loss to

      net cash used by operating activities:

      Depreciation & amortization                 6,970           3,914
     Accounts receivable                         33,701         (39,485)
     Inventory                                   31,768         (42,179)
     Prepaid expense                              4,924          (7,160)
     Note receivable                                            525,000
     Land site                                                  860,555
     Goodwill                                                     6,000)
      Accounts payable and accruals             (38,250)       (315,389)
      Loan payable
      Advances from officers & shareholders
                                               ---------      ---------
NET CASH USED BY OPERATING ACTIVITIES          (114,198)      1,026,769
                                               ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES

     Capital expenditures                                      (73,526)

NET CASH USED BY INVESTING ACTIVITIES                          (73,526)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans and notes payable                         8,062         95,538
  Debentures                                                   (50,000)
  Advances from officers                          1,000       (352,826)
  Loans and notes payable                                     (555,400)
NET CASH PROVIDED  BY FINANCING ACTIVITIES        9,062       (862,688)
INCREASE (DECREASE) IN CASH                    (105,136)        90,555
BEGINNING CASH                                  105,676            210
                                               ---------      ---------
ENDING CASH                                 $       540     $   90,765
                                              ==========      =========
[CAPTION]
ComputerXpress, Inc.
Notes to Condensed Financial Statements
(Unaudited)

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

6. Estimates; The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates

7. Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not those assets will not be recovered.

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

NOTE C   GOING CONCERN

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

PART 1. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS WHICH ARE BASED ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.

Results of Operations

The Company is engaged in the business of selling computer hardware and systems from its Internet web site. The Company discontinued a non-profitable business of developing a golf range driving site on March 1, 1999 and subsequently deeded the golf property in lieu of foreclosure.

Six months ended September 30, 2000 compared to six months ended September 30, 1999

The net loss for the three months ended September 30, 2000 was $46,470, compared with a net income of $5,748 for the three months ended September 30, 1999. The primary reasons for the change to net income was the Company's commencement of its operations.

The Company overall generated $60,891 in revenues in the six months ended September 30, 2000, compared to revenues of $175,064 in the three months ended September 30, 1999. Management believes this decrease to be insignificant.

Liquidity and Capital Resources

At September 30, 2000, the Company had a working capital deficit of $119,707, as compared to a working capital surplus on March 31, 2000 of $25,634. The decrease in working capital is primarily due to a decrease in receivables.

Net cash used in operating activities was $114,198 for the three months ended September 30, 2000, compared to the utilization of $***** of cash for the same period last year.

The Company does not anticipate that it will have any problems in meeting its obligations for continuing fixed expenses, materials procurement or operating labor.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

On June 18, 1999, the Company filed a lawsuit in federal court for the Central District of California, Case No. 99-06010RAP(MANx), against Investor's Equity Corp., Wall Street Trading Group, and others, seeking to cancel 3,400,000 common shares the company issued on a promissory note to defendants. Defendants filed counterclaim for breach of contract, defamation, fraud, and securities violations. The Company settled the lawsuit on January 26, 2000, in a confidential settlement agreement.

On March 30, 2000, the Company filed a lawsuit, Case Nol.: RIC841013, in Riverside County, California, against Lee Jackson, Barbara Jackson, Tom Mitchell, Doran Mitchell, John Fecteau, Carol Fecteau, Paul Graham and Wendy Graham, for fraud, negligent misrepresentation, negligence, trade libel, tortious interference with contractual relations, tortious interference with prospective economic advantage, abuse of process, conspiracy and injunctive relief. The lawsuit alleges, among other things, that the defendants defrauded the company by misrepresenting the value of assets of CostPlusFive.com, Inc. A Nevada corporation, when the company and said Nevada corporation entered into the asset purchase agreement of February 26, 1999, and defamed the company by publishing false and misleading statements on the Raging Bull, Inc.'s Internet message board, and on their own web site, and that the defendants interfered with the company's


Item 2. Changes in securities and use of proceeds             NONE

Item 3.  Defaults on senior securities                        NONE

Item 4.  Submission of items to a vote                        NONE

Item 5.  Other information                                    NONE

Item 6.

 a)      Exhibits                                             NONE
 b)      Reports on 8K                                        NONE



SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.

ComputerXpress.com, Inc.


   Dated: November 10, 2000               By:  /s/ FRANK SCIVALLY
                                        ---------------------------
                                          Frank Scivally, President




[CAPTION]
[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              3-MOS
[FISCAL-YEAR-END]                          MAR-31-2000
[PERIOD-START]                             MAR-31-2000
[PERIOD-END]                               JUN-30-2000
[CASH]                                          10,719
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                10,719
[PP&E]

[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                 947,582
[CURRENT-LIABILITIES]                           87,441
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        45,915
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                   947,582
[SALES]                                         90,232
[TOTAL-REVENUES]                                90,232
[CGS]                                           64,002
[TOTAL-COSTS]                                  133,071
[OTHER-EXPENSES]                              (106,841)
[LOSS-PROVISION]                                      0
[INTEREST-EXPENSE]                                    0
[INCOME-PRETAX]                               (106,841)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                           (106,841)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   (106,841)
[EPS-BASIC]                                       (.002)
[EPS-DILUTED]                                     (.002)