Form 10QSB
period 2000-12-31
COMPUTERXPRESS COM INC
filed 2001-03-15
CIK 1087329

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549
FORM 10QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                         COMMISSION FILE NUMBER 0-26349

                             COMPUTERXPRESS, INC.
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

The number of shares of the registrant's common stock as of December 31, 2000:
45,915,060 shares.

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote
Notice of Annual Meeting to Shareholders and Proxy Statement on
Form 14a filed 5/10/2000

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K
None

SIGNATURES

FINANCIAL DATA SCHEDULE

[CAPTION]
ComputerXpress, Inc.
Condensed Balance Sheets


                                             31-Dec            March 31,
                                               2000              2000
                                            (Unaudited)
ASSETS                                      -----------       ---------
Current Assets:
  Cash in banks                             $   6,369         $ 105,676

  Accounts receivable                              -             33,701

  Inventory                                        -             31,768

  Prepaid expenses                                 -              4,924

    Total Current Assets                        6,369           176,069

Property and Equipment (net)                   83,378            90,348


Other Assets:
  Receivable from litigation                  850,000           850,000

                                                   -                 -

    Total Other Assets                        850,000           850,000

TOTAL ASSETS                               $  939,747       $ 1,116,417

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                         $   45,639       $    53,077
  Accrued expenses                             30,108
  Notes payable                                36,897             9,627

  Debentures                                   57,623            57,623

    Total Current Liabilities                 140,159           150,435

Stockholders' Equity:
  Common stocks , $.001 par value
    Authorized shares-50,000,000 and 25,000,000
    Issued and oustanding shares-45,915,060 shares
      and 19,842,000 shares, respectively      45,915            45,915

  Paid in capital                           3,389,909         3,388,909
  Stock subscription receivable              (500,000)         (500,000)

  Retained deficit                         (2,136,236)       (1,968,842)
      Total Stockholders' Equity              799,588           965,982


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         $939,747      $  1,116,417

ComputerXpress, Inc.
Condensed Statement of Operations
For the three months ended
For the nine months ended
                                            December 31,                       December 31,
                                               2000           1999          2000          1999
                                            (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
                                            -----------   -----------    -----------   -----------
Sales                                       $  43,096    $  688,972      $  194,219    $  1,231,458
Cost of sales                                  35,589       285,084         140,832         460,535
Gross profit                                    7,507       403,888          53,387         770,923

Operating expenses:
  General and administrative expenses          21,590       338,348         220,781         627,870
    Total Expenses                             21,590       338,348         220,781         627,870

Income (Loss) from operations               $ (14,083)   $   65,540      $ (167,394)   $    143,053



ComputerXpress, Inc.
Condensed Statements of Cash Flows
For the nine months ended
                                                              December 31,
                                                          2000            1999
                                                       (Unaudited)     (Unaudited)
                                                      ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $ (167,394)     $  143,053
  Adjustments to reconcile net loss to
      net cash used by operating activities:
      Depreciation & amortization                           6,970           4,487
     Accounts receivable                                   33,701         (37,470)
     Inventory                                             31,768         (46,531)
     Prepaid expense                                        4,924          (5,524)
     Note receivable                                      525,000
     Land site                                                            860,555
     Goodwill                                             (36,541)
      Accounts payable and accruals                       (37,546)       (315,284)
      Loan payable
      Advances from officers & shareholders
NET CASH USED BY OPERATING ACTIVITIES                    (127,577)      1,091,745

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                 (77,166)

NET CASH USED BY INVESTING ACTIVITIES                     (77,166)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans and notes payable                                  11,812          61,257
  Debentures                                                              (50,000)
  Advances from officers                                   16,458        (352,826)
  Loans and notes payable                                (552,454)


NET CASH PROVIDED  BY FINANCING ACTIVITIES                28,270        ( 894,023)

INCREASE (DECREASE) IN CASH                              (99,307)         120,556

BEGINNING CASH                                           105,676              210

ENDING CASH                                         $      6,369      $   120,766


[CAPTION]
ComputerXpress, Inc.
Notes to Condensed Financial Statements
(Unaudited)


NOTE A    - DESCRIPTION OF THE BUSINESS AND ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

ComputerXpress.Com, Inc. (formerly known as CostPlusFive.com, Inc.) (The Company) was incorporated under the laws of the state Nevada on January 15, 1997.

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


3. Advertising Costs - The Company expenses the costs of advertising in the periods in which those costs are incurred. Advertising expense was approximately $105,080 for the year ended March 31, 2000

4.  Earnings Per Share - The Company has adopted Statement of
 Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. Under SFAS 128, basic earnings per share is computed by dividing income available to common stockholders by the
Weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilative.

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

7. Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not those assets will not be recovered.

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



NOTE C - GOING CONCERN

The Company has an accumulated deficit of $2,136,236 and nominal assets with which to create operating capital. The Company seeks to raise operating capital with which to seek business opportunities to utilize the technology it has acquired via placements of its common stock. However, there can be no assurance that such offering or negotiations for private capital will be successful. Management plans to raise additional working capital in subsequent private offerings of its common stock.


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

Nine months ended December 31, 2000 compared to nine months ended December 31, 1999

The net loss for the nine months ended December 31, 2000 was 167,394, compared with a net income of $143,053 for the nine months ended December 31, 1999.


The Company overall generated $194,219 in revenues in the nine months ended December 31, 2000, compared to revenues of $1,231,458 in the nine months ended December 31, 1999.

Liquidity and Capital Resources

At December 31, 2000, the Company had a working capital deficit of $133,790, as compared to a working capital deficit on March 31, 2000 of $44,759. The decrease in working capital is primarily due to a decrease in receivables.

Net cash used in operating activities was $(127,577) for the nine months ended December 31, 2000, compared to the utilization of $1,091,745 of cash for the same period last year.

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

The lawsuit alleges, among other things, that the defendants defrauded the company by misrepresenting the value of assets of CostPlusFive.com, Inc., a Nevada corporation, when the company and said Nevada corporation entered into the asset purchase agreement of February 26, 1999, and defamed the company by publishing false and misleading statements on the Raging Bull, Inc.'s Internet message board, and on their own web site, and that the defendants interfered with the company's


Item 2. Changes in securities and use of proceeds             NONE

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

ComputerXpress.com, Inc.


   Dated: March 14, 2001               By:  /s/ FRANK SCIVALLY
                                        ---------------------------
                                          Frank Scivally, President




[CAPTION]
[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              9-MOS
[FISCAL-YEAR-END]                          MAR-31-2000
[PERIOD-START]                             MAR-31-2000
[PERIOD-END]                               DEC-31-2000
[CASH]                                           6,369

[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                83,378
[PP&E]

[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                 939,747
[CURRENT-LIABILITIES]                          140,159
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        45,915
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                   939,747
[SALES]                                         43,096
[TOTAL-REVENUES]                                43,096
[CGS]                                           35,589
[TOTAL-COSTS]                                    7,507
[OTHER-EXPENSES]                                21,590
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                               ( 14,083)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                           ( 14,083)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   (14,083)
[EPS-BASIC]                                     (.0003)
[EPS-DILUTED]                                   (.0003)