Form 10-Q
period 2001-06-30
COMPUTERXPRESS COM INC
filed 2001-08-15
CIK 1087329

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

  [X]   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                       For Quarter Ended: June 30, 2001

                                       OR

   [ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        Commission File No.  0-26349

                                COMPUTERXPRESS.COM,INC .
             (Exact name of registrant as specified in its charter)

      California                                             86-0853156
(State of incorporation)                                (I.R.S. Employer I.D.)

                          79811 "A" Country Club Drive
                        Bermuda Dunes, California 92201
                          (760) 345-2400, 800.929.6147

         (Address and telephone number of principal executive offices and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

As of June 30, 2001, the Registrant had a total of 49,915,060 shares of common stock issued and outstanding.

                              COMPUTERXPRESS, INC.
                            CONDENSED BALANCE SHEETS


                                               June 30,       March 31,
                                                2001            2001
                                               --------       ---------
                                              (Unaudited)
ASSETS
Current Assets:
  Cash in banks                               $  7,875       $  4,928
  Inventory                                      9,617         11,478
                                               --------       ---------
    Total Current Assets                        17,492         16,406




Property and Equipment (net)                    90,348         90,348
Other Assets:
  Receivable from litigation                   850,000        850,000
                                               --------       ---------
    Total Other Assets                         850,000        850,000
                                               --------       ---------
TOTAL ASSETS                               $   957,840      $ 956,754
                                               ========       =========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                         $   40,646       $  35,708
  Notes payable                               131,831         131,831
                                               --------       ---------
    Total Current Liabilities                 172,477         167,539
                                               --------       ---------
Long Term Liability -
 Note payable to shareholder                   15,292          13,901
                                               --------       ---------
Stockholders' Equity:
  Common stocks , $.001 par value
    Authorized shares - 50,000,000
     and 25,000,000
    Issued and outstanding
     shares-45,915,060 shares
      and 19,842,000 shares, respectively      49,635          49,635
  Paid in capital                           3,388,909       3,388,909
  Stock subscription receivable              (475,000)       (475,000)
  Retained deficit                         (2,193,473)     (2,188,230)
                                               --------       ---------
      Total Stockholders' Equity              770,071         775,314
                                               --------       ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                      $  957,840       $ 956,754
                                           ============     ===========

                              COMPUTERXPRESS, INC.
                       CONDENSED STATEMENT OF OPERATIONS

                                         For the three months ended
                                         June 30,           June 30,
                                          2001                2000
                                       -----------        -----------
                                       (Unaudited)        (Unaudited)

Sales                                  $  57,915           $ 90,232
Cost of sales                             40,702             64,002
                                       -----------        -----------
Gross profit                              17,213             26,230


Operating expenses:
  General and administrative expenses     22,456            133,071
                                       -----------        -----------
    Total Expenses                        22,456            133,071
                                       -----------        -----------
Income (Loss) from operations          $  (5,243)         $(106,841)
                                       ===========        ===========



                              COMPUTERXPRESS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                               June 30,           June 30,
                                                2001                2000
                                             -----------        -----------
                                             (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $  5,243          $ (106,841)
  Adjustments to reconcile net loss to
      net cash used by operating activities:
      Depreciation & amortization                    0               3,485
     Accounts receivable                             0              33,701
     Inventory                                   1,861              31,768
     Prepaid expense                                 0               4,924
      Accounts payable and accruals              4,938             (71,056)
      Loan payable                                   0
                                             -----------        -----------
NET CASH USED BY OPERATING ACTIVITIES            1,556            (104,019)
                                             -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans and notes payable                        1,391               8,062
  Capital contribution                               0               1,000
                                                 1,391               9,062
                                             -----------        -----------
INCREASE (DECREASE) IN CASH                      2,947               9,497
                                             -----------        -----------

BEGINNING CASH                                   4,928             105,676
ENDING CASH                                   $  7,875              10,719
                                             ===========        ===========



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


                          FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within COMPUTERXPRESS.COM,INC's control.

These factors include but are not limited to economic conditions generally and in the industries in which ComputerXpress.com, Inc. may participate; competition within ComputerXpress.com, Inc.'s chosen industry, including competition from much larger competitors; technological advances and failure by ComputerXpress.com, Inc. to successfully develop business relationships.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the three months ended June 30, 2001 was $5,243, compared to a net loss of profit $106,841 for the same period of 2000. Management attributes the increase in net loss to a decrease in operating expense.

Liquidity and Capital Resources

As of June 30, 2001, we had $7,875 cash on hand and total current liabilities of $172,477 and an operating capital deficit of $154,985, compared to a deficit of $151,133 for the same period last year. The difference is not significant. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders.


                          PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

                None.

        (b)  Reports on Form 8-K.

                None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.

                                 COMPUTERXPRESS.COM, INC.

Dated: August 14, 2001            By: Frank Scivally
                                     --------------------------------
                                     Frank Scivally, President